Form 10QSB
period 2007-06-30
Real Paper Displays Inc
filed 2007-08-13
CIK 1380837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________.

Commission file number 000-52693

Real Paper Displays, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-4902288 (I.R.S. Employer Identification No.)

4340 Von Karman Avenue Suite 200 Newport Beach, CA (Address of principal executive offices)	92660 (Zip Code)

Issuer’s telephone number, including area code (949) 812-5905

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☐.

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of July 26, 2007, there were 56,889,000 shares of common stock, $0.001 par value, issued and  outstanding.

Transitional Small Business Disclosure Format
(check one):

Yes ☐  No ☒

REAL PAPER DISPLAYS, INC.

PART I– FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 Financial Statements (Unaudited)

REAL PAPER DISPLAYS, INC.
(A Development Stage Company)
BALANCE SHEET
June 30, 2007
(Unaudited)

ASSETS

Current Assets:
Cash	$1,079
Prepaid expenses	10,000
Total current assets	11,079

Intangible assets	54,262

Total Assets	$65,341

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$272,146
Due to related party	683,825
Note and accrued interest payable to related party	31,976
Total current liabilities	987,947

Commitments and contingencies

Stockholders’ Deficit:
Series A convertible preferred stock; $0.001 par value; liquidation preference of $100,000 per share plus accrued but unpaid dividends; 10 shares authorized, issued and outstanding	-
Series B convertible preferred stock; $0.001 par value; liquidation preference of $100,000 per share plus accrued but unpaid dividends; 20 shares authorized, issued and outstanding	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 56,889,000 shares issued and outstanding	56,889
Additional paid-in capital	747,686
Deficit accumulated during the development stage	(1,727,181)

Total stockholders’ deficit	(922,606)

Total liabilities and stockholders’ deficit	$65,341

The accompanying notes are an integral part of these financial statements

REAL PAPER DISPLAYS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2007	For the six Months Ended June 30, 2007	For the Period from May 11, 2006 (Inception) Through June 30, 2007

Revenues	$-	$-	$-

Operating expenses:
Management fees	232,500	465,000	1,030,000
Professional fees	269,274	380,712	446,581
Research and development	60,359	217,010	217,010
General and administrative	23,834	27,417	33,059
Total operating expenses	585,967	1,090,139	1,726,650

Loss from operations	(585,967)	(1,090,139)	(1,726,650)

Interest expense	395	531	531

Loss before income taxes	(586,362)	(1,090,670)	(1,727,181)

Income taxes	-	-	-

Net loss	$(586,362)	$(1,090,670)	$(1,727,181)

Net loss per share, basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding, basic and diluted	56,789,000	56,202,519

The accompanying notes are an integral part of these financial statements

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE FROM PERIOD MAY 11, 2006 (INCEPTION) THROUGH JUNE 30, 2007

	Preferred Stock						Additional	Deficit Accumulated during the	Total
	Series A		Series B		Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit
Balance, May 11, 2006 (date of inception)	-	$-	-	$-	-	$-	$-	$-	$-

Common stock issued September 12, 2006 for incorporation expenses, $0.000 per share	-	-	-	-	50,000,000	50,000	(48,050)		1,950

Common stock issued September 12, 2006 for services, $0.125 per share	-	-	-	-	1,336,000	1,336	165,664	-	167,000

Common stock issued September 12, 2006 for stock issuance costs, $0.125 per share	-	-	-	-	320,000	320	(320)	-	-

Common stock issued September 12, 2006 for management fees, $0.125 per share	-	-	-	-	1,920,000	1,920	238,080	-	240,000

Common stock issued December 14, 2006 for payment of professional fees, $0.125 per share	-	-	-	-	480,000	480	59,520	-	60,000

The accompanying notes are an integral part of these financial statements

REAL PAPER DISPLAYS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE FROM PERIOD MAY 11, 2006 (INCEPTION) THROUGH JUNE 30, 2007
(CONTINUED)

	Preferred Stock						Additional	Deficit Accumulated during the	Total
	Series A		Series B		Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Stock issuance costs	-	-	-	-	-	-	(5,000)	-	(5,000)

Proceeds from sales of common stock, $0.125 per share	-	-	-	-	732,000	732	90,768	-	91,500

Net loss		-	-	-	-	-	-	(636,511)	(636,511)
Balance December 31, 2006	-	-	-	-	54,788,000	54,788	500,662	(636,511)	(81,061)

Issuance of shares in February 2007 to the University as part of the license agreement (unaudited)	10	-	-	-	-	-	-	-	-

Issuance of shares February 2007 to SUTI as part of the license agreement (unaudited)	-	-	20	-	-	-	-	-	-

Net proceeds from sale of common stock, $0.125 per share (unaudited)					2,101,000	2,101	260,524	-	262,625

The accompanying notes are an integral part of these financial statements

REAL PAPER DISPLAYS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE FROM PERIOD MAY 11, 2006 (INCEPTION) THROUGH JUNE 30, 2007
(CONTINUED)

	Preferred Stock						Additional	Deficit Accumulated during the	Total
	Series A		Series B		Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Stock issuance costs (unaudited)	-	-	-	-	-	-	(13,500)	-	(13,500)

Net loss (unaudited)	-	-	-	-	-	-	-	(1,090,670)	(1,090,670)
Balance, June 30, 2007 (unaudited)	10	$-	20	$-	56,889,000	$56,889	$747,686	$(1,727,181)	$(922,606)

The accompanying notes are an integral part of these financial statements

REAL PAPER DISPLAYS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2007	For the Period from May 11, 2006 (Inception) Through June 30, 2007

Cash flows from operating activities:
Net loss	$(1,090,670)	$(1,727,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	468,950
Accrued interest added to principal balance	531	531
Changes in operating assets and liabilities:
Decrease in due from escrow agent	1,040	-
Decrease (increase) in prepaid expenses	192,000	(10,000)
Increase in accounts payable	190,126	272,146
Increase in due to related party	415,825	683,825

Net cash used in operating activities	(291,148)	(311,729)

Cash flows from investing activities:
Purchase of intangible assets	-	(54,262)

Cash flows from financing activities:
Net proceeds from sale of common stock	249,125	335,625
Proceeds from note payable to related party	31,000	36,445
Payments on note payable to related party	-	(5,000)

Net cash provided by financing activities	280,125	367,070

The accompanying notes are an integral part of these financial statements

REAL PAPER DISPLAYS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	For the Six Months Ended June 30, 2007	For the Period from May 11, 2006 (Inception) Through June 30, 2007

Net (decrease) increase in cash	(11,023)	1,079

Cash, beginning of period	12,102	-

Cash, end of period	$1,079	$1,079

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements

REAL PAPER DISPLAYS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Real Paper Displays, Inc. (the “Company” or “Real Paper”) is a Nevada corporation formed on May 11, 2006. It is a development stage company whose goal is to commercialize an innovative technology that integrates the fields of microbiology and electronics, resulting in significant applications within the digital display industry.

On February 12, 2007, the Company executed a license agreement (the “License Agreement”) with the Board of Regents of the University of Texas at Austin (the “University”) with an effective date of September 1, 2006 (see Note 9). The technology underlying the License Agreement is anticipated to rapidly commercialize cellulose electronic paper, a patented technology created at the University. The license is for exclusive, unrestricted worldwide commercialization of this technology. Under the terms of the License Agreement, the Company will pay license fees, annual maintenance fees, royalties and sponsored and unsponsored research funding to the University. In connection with the License Agreement, Real Paper issued 10 shares of Series A convertible preferred stock to the University and 20 shares of Series B convertible preferred stock to Select University Technologies, Inc. (“SUTI”). Each share of Series A and Series B preferred stock is convertible into an equivalent number of shares of common stock such that the percentage of ownership by the University and by SUTI will be equal to one percent of the common stock authorized and outstanding on a fully diluted basis at the time of conversion.

Basis of Presentation

Interim Financial Information

The unaudited interim financial statements present the balance sheet of the Company as of June 30, 2007 and its statements of operations, stockholders’ deficit and cash flows for the three and six months ended June 30, 2007 and for the period from May 11, 2006 (inception) through June 30, 2007.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2007 and the results of operations and cash flows for the three and six months ended June 30, 2007 and for the period from May 11, 2006 (inception) through June 30, 2007 have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-QSB and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Therefore, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2006 included in Form SB-2/A.

REAL PAPER DISPLAYS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (continued)

Going Concern

The Company incurred a net loss of $586,362 and $1,090,670 for the three and six months ended June 30, 2007, respectively. Additionally, the Company has an accumulated deficit of $1,727,181 since its inception. The Company also has a working capital deficit of $976,868 as of June 30, 2007. The Company cannot provide assurance that it can achieve or sustain profitability on a quarterly or annual basis in the future. The Company anticipates it will continue to incur losses until it is able to establish significant levels of revenue while controlling its expenses. The Company’s success is dependent upon the successful development and marketing of its products, as to which there is no assurance. Any future success that the Company might experience will depend upon many factors, including factors out of its control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations. In addition, the Company will require additional funds to sustain and expand its sales and marketing activities, particularly if a well-financed competitor emerges.

From September 2006 through June 2007, the Company raised approximately $336,000, net of sales commissions, in private offerings of its common stock. Despite the Company’s success in the offerings, there is no assurance that the Company will be able to continue to obtain debt or equity financing on terms acceptable to the Company, if at all. The inability to obtain sufficient funds from operations or external sources would require the Company to curtail or cease operations. Any additional equity financing may involve substantial dilution to then existing stockholders. The Company also has the ability to borrow up to $100,000 from SUTI Holdings, LP to meet short-term cash requirements.

Management plans to continue to provide for its capital requirements by issuing additional equity and debt securities. The Company is currently negotiating financing with a capital management company and has signed a letter of intent. The letter of intent is non-binding and is subject to execution of definitive agreements and other conditions precedent. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company has sufficient funds to execute its business plan or generate positive operating results.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to ultimately succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

REAL PAPER DISPLAYS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (continued)

Development Stage Enterprise

The Company’s planned principal operations have not yet commenced. Accordingly, the Company’s activities have been accounted for as those of a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” All losses since inception have been considered as part of the Company’s development stage activities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include the recoverability of long-lived assets, the value of common stock issued for services and the realizability of the deferred tax asset.

Concentration of Credit Risk

The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At various times, the Company’s cash balances exceed the insured limit. Management believes the risk of loss of cash balances in excess of the insured limit to be low.

Intangible Assets

Intangible assets consist of a license to use the technology developed by the University and are stated at cost. Upon commencement of sales of the product, these amounts will be amortized over the shorter of the expected life of the product or the remaining term of the License Agreement.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of June 30, 2007, the Company does not believe there has been any impairment of its long-lived assets. There can be no assurances, however, that demand for the Company’s products and services will continue, which could result in an impairment of long-lived assets in the future.

REAL PAPER DISPLAYS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable, amounts due to related party and notes payable to related party. Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments at the balance sheet date. Since the amount due to related party and note payable to related party originated from transactions with a related party, the Company is unable to determine the fair values of these amounts. Other than amount due to related party and note payable to related party, the Company considers the carrying value of its financial instruments to approximate their fair value due to the short maturity of these instruments.

Net Loss per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” and Staff Accounting Bulletin (“SAB”) No 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents. Such amounts include shares potentially issuable upon conversion of the convertible preferred stock. However, potential common shares are excluded if their effect is anti-dilutive. For the three and six months ended June 30, 2007, basic and loss per share were the same. Had such shares been included in diluted earnings per share, they would have resulted in weighted-average common shares of 73,885,700 and 66,385,965 for the three and six months ended June 30, 2007, respectively.

Stock-Based Compensation

All issuances of the Company's stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance to EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes.

REAL PAPER DISPLAYS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FASB Interpretation No. 48 did not have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. Specifically, this standard establishes that fair value is a market-based measurement, not an entity specific measurement. As such, the value measurement should be determined based on assumptions the market participants would use in pricing an asset or liability, including, but not limited to assumptions about risk, restrictions on the sale or use of an asset and the risk of non-performance for a liability. The expanded disclosures include disclosure of the inputs used to measure fair value and the effect of certain of the measurements on earnings for the period. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the effect adoption of SFAS No. 157 will have on its financial position or results of operations.

In September 2006, the SEC staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The interpretation is effective for fiscal years beginning after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS No. 159 creates a fair value option of accounting for qualifying financial assets and liabilities under which an irrevocable election could be made at inception to measure such assets and liabilities initially and subsequently at fair value, with all changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its financial position, results of operations and cash flows.

REAL PAPER DISPLAYS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – DUE FROM ESCROW AGENT

During the period from September 2006 through June 30, 2007, the Company sold shares of its common stock in a private offering. The subscription documents and funds were submitted to the escrow agent until approval of the investor was granted. Certain expenses of the private placement were also disbursed from the escrow account. The escrow account was closed in the second quarter 2007 and all remaining monies were remitted to the Company.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consist of a non-refundable deposit of $10,000 paid in connection with a letter of intent (see Note 1).

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of an initial, non-refundable license fee of $25,000 and reimbursement of $29,262 of expenses incurred by the University in connection with obtaining the patent on the technology.

NOTE 6 – NOTE PAYABLE TO RELATED PARTY

The Company has a revolving note payable to SUTI Holdings, LP that allows the Company to borrow up to $100,000. The note is due 30 days after a written demand for payment had been made and bears simple interest at 10 percent per annum. The balance on the note as of June 30, 2007 was $31,976. Interest expense was $395 and $531 for the three and six months ended June 30, 2007, respectively. No payments were made during the three and six months ended June 30, 2007.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of its $0.001 par value preferred stock, of which 10 shares have been designated Series A preferred stock and 20 shares have been designated Series B preferred stock.

Series A Preferred Stock

The holders of Series A convertible preferred stock have a liquidation preference of $100,000 per share plus accrued but unpaid dividends. Such amounts will be paid on all outstanding Series A preferred shares before any payment shall be made or any assets distributed to the holders of common stock or any other stock of any other series of preferred stock. Each share of Series A preferred stock is convertible, at the option of the holder, into an equivalent number of common shares such that the percentage of ownership will be equal to 1% of the common stock authorized and outstanding on a fully diluted basis at the time of conversion. The holders of Series A preferred stock must convert their shares at such time that the Company receives at least $8.5 million in cumulative funding. The holders of these preferred shares shall have the right to vote and cast that number of votes which the holder would have been entitled to cast had such holder converted the shares immediately prior to the record date for such vote.

REAL PAPER DISPLAYS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – STOCKHOLDERS’ DEFICIT (continued)

The holder of these shares shall participate in all dividends declared and paid with respect to the common stock to the same extent had such holder converted the shares immediately prior to the record date for the dividend. Upon termination of the License Agreement, the Company shall have the right, but not the obligation, to redeem the Series A preferred stock for $1.00 per share. The Series A preferred stock was issued to the University in February 2007.

Series B Preferred Stock

The holders of Series B convertible preferred stock have a liquidation preference of $100,000 per share plus accrued but unpaid dividends. Such amounts will be paid on all outstanding Series B preferred shares before any payment shall be made or any assets distributed to the holders of common stock or any other stock of any other series of preferred stock, but junior to the Series A preferred stockholders. Each share of Series B preferred stock is convertible, at the option of the holder, into an equivalent number of common shares such that the percentage of ownership will be equal to 1% of the common stock authorized and outstanding on a fully diluted basis at the time of conversion. The holders of Series B preferred stock must convert their shares at such time that the Company receives at least $8.5 million in cumulative funding. The holders of these preferred shares shall have the right to vote and cast that number of votes which the holder would have been entitled to cast had such holder converted the shares immediately prior to the record date for such vote. The holder of these shares shall participate in all dividends declared and paid with respect to the common stock to the same extent had such holder converted the shares immediately prior to the record date for the dividend. The Series B preferred stock was issued to SUTI in February 2007.

Common Stock

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock. The holders of the Company’s common stock are entitled to one vote per share of common stock held and have equal rights to receive dividends when, and if, declared by the Board of Directors. In the event of liquidation, holders of common stock are entitled to share ratably in the net assets available for distribution to stockholders, subject to the rights, if any, of holders of any preferred stock then outstanding.

During the six months ended June 30, 2007, 2,101,000 shares of common stock were sold to investors in a private placement for net cash proceeds of $249,125. In the fourth quarter of 2006, the Company sold 732,000 shares of common stock to investors in a private placement for net cash proceeds of $86,500.

REAL PAPER DISPLAYS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 –RELATED PARTY TRANSACTIONS

On June 20, 2006, the Company entered into a Venture Acceleration Agreement, (the “Venture Agreement”) with SUTI. Pursuant to the Venture Agreement, SUTI will provide certain services and personnel to the Company for an initial term of three years. In return, the Company will pay a management fee and a performance fee.

The management fee calls for a one-time payment of $100,000 and an annual fee in the amount of $930,000, payable in monthly installments of $77,500. Of the monthly payment, $37,500 is payable in cash and $40,000 is payable in shares of the Company’s common stock at the initial rate of $0.125 per share (320,000 shares per month). No shares were issued during the six months ended June 30, 2007. The number of shares will be adjusted to the previous day’s closing price should the Company’s shares become publicly-traded in the future.

For the first three years of the Venture Agreement, the performance fee is six percent of gross revenue. Thereafter, the performance fee will be fifteen percent of quarterly operating profit before the performance fee. Additionally, if the Company has an operating profit in the fourth quarter of the third year of the agreement, SUTI will be entitled to receive fifteen percent of the Company’s gross revenue during the two years following the initial term of the Venture Agreement.

During the three and six months ended June 30, 2007, the Company incurred $232,500 and $465,000 of management fees, respectively. As of June 30, 2007, total management fees due to SUTI were $683,825.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees, consultants and agents against liabilities arising out of the performance of services to the Company. The Company has agreed to indemnify the University from any causes of action resulting from the exercise or practice of the License Agreement. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. To date, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheet.

License Agreement

On February 12, 2007, the Company executed the License Agreement with the University with an effective date of September 1, 2006. Pursuant to the License Agreement, the Company paid a non-refundable, upfront license fee of $25,000 and reimbursed the University for costs of $29,262 incurred to obtain the patent. The initial upfront payment and the reimbursement of patent expenses totaled $54,262. The Company is also obligated to pay an annual maintenance fee of $10,000 and a royalty of three percent of gross revenues and fifty percent of revenues from sublicenses, subject to annual minimums.

REAL PAPER DISPLAYS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

For the three and six months ended June 30, 2007, the Company incurred $2,500 and $5,000, respectively, for patent maintenance. As of June 30, 2007, the amount due to the University under the License Agreement, the Sponsored Research Agreement and the Unsponsored Research Agreement (see discussion below) was $58,970, which is included in accounts payable in the accompanying balance sheet.

Future minimum payments under the License Agreement are as follows:

2007	$10,000
2008	110,000
2009	110,000
2010	310,000
2011	510,000
Thereafter	6,120,000

$7,170,000

Consulting Agreements

The Company has a consulting agreement (the “Consulting Agreement”) with an individual to provide services to develop the technology licensed from the University. The Consulting Agreement was effective September 1, 2006 and expires on October 31, 2011. The consultant will be paid an annual fee of $72,000 during the term. The Consulting Agreement is cancellable at the option of either party upon thirty days written notice. For the three and six months ended June 30, 2007, the Company incurred expense of $18,000 and $36,000, respectively, pursuant to the terms of the Consulting Agreement. As of June 30, 2007, the Company owed the consultant $133,833 under the Consulting Agreement and the Unrestricted Sponsorship Agreement (see discussion below).

The Company has a consulting agreement (the “PR Agreement”) with an individual to provide public relations and marketing services for the Company for a one-year term through September 2007. The PR Agreement requires a monthly retainer of $10,000, against which actual time charges will be applied, plus approved, out-of-pocket expenses. The retainer for the first six months was paid in shares of common stock. Beginning in March 2007, the monthly retainer is payable in cash. Additionally, the consultant will be paid a commission of fifteen percent on all media placement. During the three months ended June 30, 2007, the Company terminated the PR Agreement. Pursuant to the terms of the PR Agreement, the Company must provide 90 days written notice to terminate the PR Agreement. Accordingly, the Company recorded the expense for the remainder of the term during the three months ended June 30, 2007. The Company recorded expense of $60,000 and $90,000, respectively, for the three and six months ended June 30, 2007. At June 30, 2007, the consultant was owed $45,000, which is included in accounts payable in the accompanying balance sheet.

REAL PAPER DISPLAYS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

The Company has a consulting agreement (the “Technology Transfer Agreement”) with an individual to assist in the “seamless” changeover of the development work presently ongoing with the University to the Company’s private research facility. The agreement is for a one-year term ending December 31, 2007. The consultant will be paid an annual fee of $40,800 plus approved, out-of-pocket expenses. For the three and six months ended June 30, 2007, the Company incurred expense of $13,317 and $31,440, respectively, pursuant to the terms of the Technology Transfer Agreement. As of June 30, 2007, the Company owed the consultant $8,564 under the Technology Transfer Agreement, which is included in accounts payable in the accompanying balance sheet.

Sponsored Research Agreement

Concurrent with the execution of the License Agreement, the Company also agreed to provide the University with up to $599,350 over a twelve-month period for research of the technology covered by the License Agreement (the “Sponsored Research Agreement”) beginning in 2007. The Sponsored Research Agreement can be extended upon written agreement from the Company. The Company incurred $47,859 and $142,926 for the three and six months ended June 30, 2007, respectively, which is included in research and development expense in the accompanying statements of operations.

Unrestricted Sponsorship of Lab Research Agreement

Concurrent with the execution of the License Agreement, the Company also agreed to provide to a researcher at the University (see consulting agreement above), funds to be used for research over a four-year period (the “Unrestricted Sponsorship Agreement”), commencing upon the signing of the License Agreement with the University. The selection of the research project is at the sole discretion of the researcher.

Future aggregate minimum payments under the Unrestricted Sponsorship Agreement are as follows:

2007	$103,000
2008	75,000
2009	100,000
2010	125,000

$403,000

For the three and six months ended June 30, 2007, the Company recorded $12,500 and $73,833, respectively, of sponsored research expenses related to the Unrestricted Sponsorship Agreement, which is included in research and development expense in the accompanying statement of operations.

* * * * * *

ITEM 2    Management’s Discussion and Analysis or Plan of Operation

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Quarterly Statement reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its unaudited financial statements and related notes elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview

We will develop, manufacture, and market the RealPaper Paper-Like Electronic Display (“PED”). The RealPaper PED is an electronic display that delivers the look of ink-on-paper signs that can be changed remotely, wirelessly and instantly.

The Board of Regents (“Board”) of the University of Texas System (the “System”) owns the rights to various patents related to microbial cellulose and methods for making and using electronic paper (the “Licensed Patents”) that were developed at the University, and we have the right and license to use, develop, manufacture, market, and commercialize the Licensed Patents. We have not, however, generated any revenue from our license of the patents.

Our biggest challenge is funding the continued research and development of our products, and then the marketing of our products, until they generate sufficient revenue to support our operations. For the foreseeable future, we will need to fund these activities through the sale of our common stock and loans.

Our financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the relization of assets and the settlement of liabilities in the normal course of business. We have sustained operating losses since our inception (May 11, 2006). At June 30, 2007, the accumulated deficit was $1,727,181. In light of these and other circumstances, substantial doubt exists about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Results of Operations for the Period Three and Six Months Ended June 30, 2007

Introduction

We have not generated any revenue from May 11, 2006 (inception) through June 30, 2007. Consequently, we continue to fund operations through the issuance and sale of stock and loans. We anticipate that we will continue to fund our operations through the issuance of stock until such time as we can begin to generate substantial revenue from the sale of our products, and we do not have an estimate of when such revenues will begin.

Revenues, Loss from Operations and Net Loss

Our revenue, management fees, professional fees, research and development expenses, general and administrative expenses, and net loss from operations and net loss for the three and six months ended June 30, 2007 are as follows:

	3 Months Ended June 30, 2007	3 Months Ended March 31, 2007	6 Months Ended June 30, 2007

Revenue	$-	$-	$-
Management fees	232,500	232,500	465,000
Professional fees	269,274	111,438	380,712
Research and development	60,359	156,651	217,010
General and administrative expenses	23,834	3,583	27,417
Loss from operations	(585,967)	(504,172)	(1,090,139)

Interest expense	395	136	531

Net loss	$(586,362)	$(504,308)	$(1,090,670)

Management fees earned by Select University Technologies, Inc. (“SUTI”) pursuant to the Venture Acceleration Agreement were $232,500, $232,500 and $465,000 for the three months ended June 30, 2007, the three months ended March 31, 2007, and the six months ended June 30, 2007, respectively. SUTI provides us with certain services and personnel pursuant to this agreement. Professional fees of $269,274, $111,438, and $380,712 for the three months ended June 30, 2007, the three months ended March 31, 2007, and the six months ended June 30, 2007, respectively, were incurred for services by our legal counsel, independent registered public accounting firm and consultants. Research and development was $60,359, $156,651, and $217,010 for the three months ended June 30, 2007, the three months ended March 31, 2007, and the six months ended June 30, 2007, respectively. Research and development consists of two components, each pursuant to a separate agreement. The first is sponsored research. Sponsored research consists of research and development related to the cellulose paper technology currently being developed by the Company in conjunction with the University. Of the total of $142,926, $58,970 remains to be paid to the University for sponsored research. The second component consists of unrestricted research in which the University has sole discretion as to the subject of the research. A total of $73,833 will be paid to the University researcher for unrestricted research. Both of these agreements are more fully discussed in Note 9 to the unaudited financial statements for the three and six months ended June 30, 2007. The interest expense relates to the notes payable to related party borrowings in the first and second quarters of 2007.

Liquidity and Capital Resources

Introduction

During the three and six months ended June 30, 2007, we did not generate positive cash flow from operations. As a result, we funded our operations through the issuance and sale of our common stock and loans.

Our cash, prepaid expenses, total current assets, and total assets as of June 30, 2007 were as follows:

	June 30, 2007	March 31, 2007

Cash	$1,079	$122,820
Prepaid expenses	10,000	177,000
Total current assets	11,079	313,247
Total assets	$65,341	$367,509

Cash Requirements

For the six months ended June 30, 2007, our net cash used in operations was $291,148.

Negative operating cash flows during the six months ended June 30, 2007 were primarily created by a net loss from operations of $1,090,670, offset by a decrease in due from escrow agent of $1,040, a decrease in prepaid expenses of $192,000, an increase in accounts payable of $190,126 and an increase in the amount due to related party of $415,825.

Because of our need for cash to fund our continuing research and development, we do not have an opinion as to how indicative these results will be of future results.

Sources and Uses of Cash

For the six months ended June 30, 2007, our net cash provided from financing activities was $280,125. This is a result of net proceeds from the sale of common stock of $249,125 and proceeds from a note payable to related party of $31,000. We also used $54,262 for the purchase of the technology license.

We are not generating sufficient cash flow from operations to fund growth. We cannot predict when we will begin to generate revenue from the sale of our products, and until that time, we will need to raise additional capital through the sale of our common stock or issuance of debt. If we are unsuccessful in raising the required capital, we may have to curtail operations.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with its Board of Directors, the Company has identified the following accounting policies that it believes are key to an understanding of its financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

The first critical accounting policy relates to valuation of stock issued for compensation. All issuances of our stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable.

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF Issue No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance to EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes.

The second critical accounting policy relates to valuation of deferred tax assets. We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

The third critical accounting policy relates to realizability of long-lived assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated from the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the present value of estimated future cash flows.

ITEM 3    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of June 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.    We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2007. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.    We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.    We had a significant number of audit adjustments last fiscal year. Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information. The failure could be due to inadequate design of the internal controls or to a misapplication or override of controls. Management evaluated the impact of our significant number of audit adjustments last year and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, in addition to working with our independent auditors, we have continued to refine our internal procedures to begin to implement segregation of duties and to reduce the number of audit adjustments.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II– OTHER INFORMATION

ITEM 1    Legal Proceedings

In the ordinary course of business, we may be from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 2    Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities by the Company during the three month period ended June 30, 2007.

ITEM 3    Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4    Submission of Matters to a Vote of Security Holders

There have been no events which are required to be reported under this Item.

ITEM 5    Other Information

None.

ITEM 6    Exhibits

(a)	Exhibits

	3.1 (1)	Articles of Incorporation of Real Paper Displays, Inc., filed on May 11, 2006

	3.2 (1)	Bylaws of Real Paper Displays, Inc.

	4.1 (1)	Certificate of Designation of Series A Convertible Preferred Stock of Real Paper Displays, Inc., filed on September 6, 2006

	4.2(1)	Certificate of Designation of Series B Convertible Preferred Stock of Real Paper Displays, Inc., filed on September 6, 2006

	10.1(1)	Venture Acceleration Agreement, as amended by that certain Addendum to Venture Acceleration Agreement dated January 31, 2007

	10.2(1)	Patent License Agreement dated February 12, 2007

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our registration statement on Form SB-2, filed with the Commission on May 14, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Real Paper Displays, Inc.

/s/ Malcolm D. Lennie
Dated: August 9, 2007	By:	Malcolm D. Lennie
	Its:	Chief Executive Officer, Secretary, and Director