Form 10QSB
period 2007-09-30
Real Paper Displays Inc
filed 2007-11-13
CIK 1380837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________.

Commission file number 000-52693

Real Paper Displays, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-4902288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4340 Von Karman Avenue Suite 200 Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code (949) 812-5905

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of October 26, 2007, there were 58,445,000 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1 Condensed Financial Statements (Unaudited)

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2007
(Unaudited)

ASSETS
Current assets:
Cash	$1,257
Prepaid expenses	10,000

Total current assets	11,257

Intangible assets	54,262

Total assets	$65,519

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$393,458
Due to related party	925,949
Note and accrued interest payable to related party	98,777
Total current liabilities	1,418,184

Commitments and contingencies	-

Stockholders' deficit:
Series A convertible preferred stock; $0.001 par value; liquidation preference of $100,000 per share plus accrued but unpaid dividends; 10 shares issued and outstanding	-
Series B convertible preferred stock; $0.001 par value; liquidation preference of $100,000 per share plus accrued but unpaid dividends; 20 shares issued and outstanding	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 56,889,000 shares issued and outstanding	56,889
Additional paid-in capital	747,686
Deficit accumulated during the development stage	(2,157,240)

Total stockholders' deficit	(1,352,665)

Total liabilities and stockholders' deficit	$65,519

The accompanying notes are an integral part of these condensed financial statements

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006		For the Nine Months Ended September 30, 2007	For the Period from May 11, 2006 (Inception) Through September 30, 2006	For the Period from May 11, 2006 (Inception) Through September 30, 2007

Revenues	$-	$		$-	$-	$-

Operating expenses:
Management fees	232,500		240,000	697,500	240,000	1,262,500
Professional fees	63,824		-	444,536	-	510,405
Research and Development	92,586		-	309,596	-	309,596
General and administrative	39,648		11,214	67,065	11,214	72,707
Total operating expenses	428,558		251,214	1,518,697	251,214	2,155,208

Loss from operations	(428,558)		(251,214)	(1,518,697)	(251,214)	(2,155,208)

Interest expense	1,501		-	2,032	-	2,032

Loss before income taxes	(430,059)		(251,214)	(1,520,729)	(251,214)	(2,157,240)

Income taxes	-		-	-	-	-

Net loss	$(430,059)		$(251,214)	$(1,520,729)	$(251,214)	$(2,157,240)

Net loss per share, basic and diluted	$(0.01)		$(0.02)	$(0.03)	$(0.04)

Weighted average shares outstanding, basic and diluted	56,889,000		10,489,652	56,386,681	6,748,867

The accompanying notes are an integral part of these condensed financial statements

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE FROM PERIOD MAY 11, 2006 (INCEPTION) THROUGH SEPTEMBER 30, 2007
(Unaudited)

								Deficit
								Accumulated
	Preferred Stock						Additional	during the	Total
	Series A		Series B		Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit
Balance, May 11, 2006 (date of inception)	-	$-	-	$-	-	$-	$-	$-	$-

Common stock issued September 12, 2006 for incorporation expenses, $0.000 per share	-	-	-	-	50,000,000	50,000	(48,050)	-	1,950

Common stock issued September 12, 2006 for services to be rendered, $0.125 per share	-	-	-	-	1,336,000	1,336	165,664	-	167,000

Common stock issued September 12, 2006 for stock issuance costs, $0.125 per share	-	-	-	-	320,000	320	(320)	-	-

Common stock issued September 12, 2006 for management fees, $0.125 per share	-	-	-	-	1,920,000	1,920	238,080	-	240,000

Common stock issued December 14, 2006 for payment of professional fees, $0.125 per share	-	-	-	-	480,000	480	59,520	-	60,000

Stock issuance costs	-	-	-	-	-	-	(5,000)	-	(5,000)

Proceeds from sale of common stock, $0.125 per share	-	-	-	-	732,000	732	90,768	-	91,500
Net loss	-	-	-	-	-	-	-	(636,511)	(636,511)

The accompanying notes are an integral part of these condensed financial statements

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
 CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE FROM PERIOD MAY 11, 2006 (INCEPTION) THROUGH SEPTEMBER 30, 2007
(Unaudited)
(CONTINUED)

Balance December 31, 2006	-	-	-	-	54,788,000	54,788	500,662	(636,511)	(81,061)

Issuance of shares to University as part of license agreement (unaudited)	10	-	-	-	-	-	-	-	-

Issuance of shares to SUTI as part of License agreement (unaudited)	-	-	20	-	-	-	-	-	-

Net proceeds from sale of common stock, $.125 per share (unaudited)					2,101,000	2,101	260,524	-	262,625

Stock issuance costs (unaudited)							(13,500)		(13,500)

Net loss (unaudited)	-	-	-	-	-	-	-	(1,520,729)	(1,520,729)

Balance, September 30, 2007 (Unaudited)	10	$-	20	$-	56,889,000	$56,889	$747,686	$(2,157,240)	$(1,352,665)

The accompanying notes are an integral part of these condensed financial statements

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2007	For the Period from May 11, 2006 (Inception) Through September 30, 2006	For the Period from May 11, 2006 (Inception) Through September 30, 2007
Cash flows from operating activities:
Net loss	$(1,520,729)	$(251,214)	$(2,157,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	408,950	468,950
Accrued interest added to principal balance	2,032	-	2,032
Changes in operating assets and liabilities:
Decrease in due from escrow agent	1,040	-	-
Decrease (increase) in prepaid expenses	192,000	(167,000)	(10,000)
Increase in accounts payable	311,438	3,893	393,458
Increase in due to related parties	657,949	-	925,949

Net cash used in operating activities	(356,270)	(5,371)	(376,851)

Cash flows from investing activities:
Purchase of intangible assets	-	-	(54,262)

Cash flows from financing activities:
Net proceeds from sale of common stock	249,125	5,000	335,625
Proceeds from note payable to related party	96,300	445	101,745
Payments on note payable to related party	-	-	(5,000)

Net cash provided by financing activities	345,425	5,445	432,370

Net (decrease) increase in cash	(10,845)	74	1,257

Cash, beginning of period	12,102	-	-

Cash, end of period	$1,257	$74	$1,257

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Real Paper Displays, Inc. (the “Company” or “Real Paper”) is a Nevada corporation formed on May 11, 2006. It is a development stage company, whose goal is to commercialize an innovative technology that integrates the fields of microbiology and electronics, resulting in significant applications within the digital display industry.

On February 12, 2007, the Company executed a license agreement (the “License Agreement”) with the Board of Regents of the University of Texas at Austin (the “University”) with an effective date of September 1, 2006 (see Note 11). The technology underlying the License Agreement is anticipated to rapidly commercialize cellulose electronic paper, a patented technology created at the University. The license is for exclusive, unrestricted worldwide commercialization of this technology. Under the terms of the License Agreement, the Company will pay license fees, annual maintenance fees, royalties and sponsored research funding to the University. In connection with the License Agreement, Real Paper issued 10 shares of Series A convertible preferred stock to the University and 20 shares of Series B convertible preferred stock to Select University Technologies, Inc. (“SUTI”). Each share of Series A and Series B preferred stock is convertible into an equivalent number of shares of common stock such that the percentage of ownership by the University and by SUTI will be equal to one percent of the common stock authorized and outstanding on a fully diluted basis at the time of conversion.

Basis of Presentation

The unaudited interim financial statements present the condensed balance sheet of the Company as of September 30, 2007 and its condensed statements of operations, condensed stockholders’ deficit and condensed cash flows for the three and nine months ended September 30, 2007, the three months ended September 30, 2006, the period from inception (May 11, 2006) through September 30, 2006, and for the period from May 11, 2006 (inception) through September 30, 2007.

The interim condensed financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2007 and the results of operations and cash flows for the three and nine months ended September 30, 2007, the three months ended September 30, 2006, the period from inception (May 11, 2006) through September 30, 2006, and for the period from May 11, 2006 (inception) through September 30, 2007 have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-QSB and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) requirements for interim financial reporting. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2006 included in Form SB-2/A.

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION, continued

Going Concern

The Company incurred a net loss of $430,059 and $1,520,729 for the three and nine months ended September 30, 2007, respectively. Additionally, the Company has an accumulated deficit of $2,157,240 since inception. The Company also has a working capital deficit of $1,406,927 as of September 30, 2007. The Company cannot provide assurance that it can achieve or sustain profitability on a quarterly or annual basis in the future. The Company anticipates it will continue to incur losses until it is able to establish significant levels of revenue while controlling its expenses. The Company’s success is dependent upon the successful development and marketing of its products, as to which there is no assurance. Any future success that the Company might experience will depend upon many factors, including factors out of its control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations. In addition, the Company will require additional funds to sustain and expand its sales and marketing activities, particularly if a well-financed competitor emerges.

From September 2006 through September 2007, the Company raised approximately $336,000 net of sales commissions, in private offerings of its common stock. Despite the Company’s success in the offerings, there is no assurance that the Company will be able to continue to obtain debt or equity financing on terms acceptable to the Company, if at all. The inability to obtain sufficient funds from operations or external sources would require the Company to curtail or cease operations. Any additional equity financing may involve substantial dilution to then existing stockholders. The Company also has the ability to borrow up to $100,000 from SUTI Holdings, LP to meet short-term cash requirements.

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

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION, continued

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of September 30, 2007, the Company does not believe there has been any impairment of its long-lived assets. There can be no assurances, however, that demand for the Company’s products and services will continue, which could result in an impairment of long-lived assets in the future.

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable, amounts due to related parties and notes payable to related parties. Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments at the balance sheet date. Since the amounts due to related parties and notes payable to related parties originated from transactions originated with related parties, the Company is unable to determine the fair values of these amounts. Other than amounts due to related parties and notes payable to related parties, the Company considers the carrying value of its financial instruments to approximate their fair value due to the short maturity of these instruments.

Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” and SAB No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents. Such amounts include shares potentially issuable upon conversion of the convertible preferred stock. However, potential common shares are excluded if their effect is anti-dilutive. For the three and nine months ended September 30, 2007, basic and loss per share were the same. Had such shares been included in diluted earnings per share, they would have resulted in weighted-average common shares of 73,955,700 and 68,889,758 for the three and nine month periods ended September 30, 2007 respectively.

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock-Based Compensation

All issuances of the Company’s stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance to EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes.

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

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115.” SFAS No. 159 would create a fair value option of accounting for qualifying financial assets and liabilities under which an irrevocable election could be made at inception to measure such assets and liabilities initially and subsequently at fair value, with all changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its financial position, results of operations and cash flows.

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

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consist of a non-refundable deposit of $10,000 paid in connection with the letter of intent (see Note 1).

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of an initial, non-refundable license fee of $25,000, and reimbursement of $29,262 of expenses incurred by the University in connection with obtaining the patent on the technology.

NOTE 6 – NOTE PAYABLE TO RELATED PARTIES

The Company has a revolving note payable to SUTI Holdings, LP that allows the Company to borrow up to $100,000. The note is due 30 days after a written demand for payment had been made and bears simple interest at 10 percent per annum. The balance on the note as of September 30, 2007 was $98,777. Interest in the amount of $1,501 and $2,032 was accrued on the note during the three and nine month periods ended September 30, 2007, respectively. No payments were made during the three and nine month periods ended September 30, 2007.

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 7 – STOCK COMPENSATION PLAN

2007 Non-Qualified Company Stock Grant and Option Plan

The Company’s non-qualified company stock grant and option plan (“the Plan”), dated August 17, 2007 is intended to promote the interests of the Company (including its subsidiaries) and its stockholders by using investment interests in the Company to attract, retain, and motivate its management and other persons, including officers, directors, key employees and certain consultants, to encourage and reward such persons’ contributions to the performance of the Company and to align their interests with the interests of the Company’s stockholders. In furtherance of this purpose, the Plan authorizes the granting of the following types of stock-based awards: non-qualified stock options, restricted stock awards, unrestricted stock awards, and performance stock awards.

Key employees (including employees who are also directors or officers), directors and certain consultants of the Company or any subsidiary are eligible to be granted an award and the type or types of award to be made is decided upon by the Board of Directors taking into account various factors. In the event that the award is in the form of non-qualified stock option, the exercise price as well as the vesting schedule is determined by the Board of Directors.

The maximum number of shares of the Company’s stock that may be issued under this plan is 4,000,000. As of September 30, 2007, no shares have been issued.

NOTE 8 – STOCKHOLDERS’ DEFICIT

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

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 8 – STOCKHOLDERS’ DEFICIT, continued

The holder of these shares shall participate in all dividends declared and paid with respect to the common stock to the same extent had such holder converted the shares immediately prior to the record date for the dividend. Upon termination of the License Agreement, the Company shall have the right, but not the obligation, to redeem the Series A preferred stock for $1.00 per share. The Series A preferred stock was issued to the University in March 2007.

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

During the nine months ended September 30, 2007, 2,101,000 shares of common stock were sold to investors in a private placement for net cash proceeds of $249,125. In the fourth quarter of 2006, the Company sold 732,000 shares of common stock to investors in a private placement for net cash proceeds of $86,500.

NOTE 9 –RELATED PARTY TRANSACTIONS

On June 20, 2006, the Company entered into a Venture Acceleration Agreement, (the “Venture Agreement”) with SUTI. Pursuant to the Venture Agreement, SUTI will provide certain services and personnel to the Company for an initial term of three years. In return, the Company will pay a management fee and a performance fee.

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 9 –RELATED PARTY TRANSACTIONS, continued

The management fee calls for a one-time payment of $100,000 and an annual fee in the amount of $930,000, payable in monthly installments of $77,500. Of the monthly payment, $37,500 is payable in cash and $40,000 is payable in shares of the Company’s common stock at the initial rate of $0.125 per share (320,000 shares per month). No shares were issued during the nine months ended September 30, 2007. The number of shares will be adjusted to the previous day’s closing price should the Company’s shares become publicly-traded in the future.

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

During the three and nine month period ended September 30, 2007, the Company incurred $232,500 and $697,500 of management fees, respectively. As of September 30, 2007, total management fees due to SUTI were $925,949.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Indemnities and Guarantees

During the normal course of business, the Company made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees, consultants and agents against liabilities arising out of the performance of services to the Company. The Company has agreed to indemnify the University from any causes of action resulting from the exercise or practice of the License Agreement. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. To date, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheet.

License Agreement

On February 12, 2007, the Company executed the License Agreement with the University with an effective date of September 1, 2006. Pursuant to the License Agreement, the Company paid a non-refundable, upfront license fee of $25,000 and reimbursed the University for costs of $29,262 incurred to obtain the patent. The initial upfront payment and the reimbursement of patent expenses totaled $54,262. The Company is also obligated to pay an annual maintenance fee of $10,000 and a royalty of three percent of gross revenue and fifty percent of revenues from sublicenses, subject to annual minimums.

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES, continued

For the three and nine month period ended September 30, 2007, the Company incurred $2,500 and $7,500 in patent maintenance expense, respectively, under the terms of the License Agreement. As of September 30, 2007, the amount due to the University under the License Agreement and the Sponsored Research Agreement (see discussion below) was $128,079 and is included in accounts payable in the accompanying financial statements.

Future minimum royalty payments under the License Agreement are as follows:

2007	$10,000
2008	110,000
2009	110,000
2010	310,000
2011	510,000
Thereafter	6,120,000

$7,170,000

Consulting Agreements

The Company has a consulting agreement (the “Consulting Agreement”) with an individual to provide services to develop the technology licensed from the University. The Consulting Agreement was effective September 1, 2006 and expires on October 31, 2011. The consultant will be paid an annual fee of $72,000 during the term. The Consulting Agreement is cancelable at the option of either party upon thirty days written notice. For the three and nine month period ended September 30, 2007, the Company incurred $18,000 and $54,000 of expense, respectively, pursuant to the terms of the Consulting Agreement. As of September 30, 2007, the Company owed the consultant under the Consulting Agreement and the unrestricted sponsorship agreement (see discussion below) $164,333.

The Company has a consulting agreement (the “PR Agreement”) with an individual to provide public relations and marketing services for the Company for a one-year term through September 2007. The PR Agreement requires a monthly retainer of $10,000, against which actual time charges will be applied, plus approved, out-of-pocket expenses. The retainer for the first six months was paid in shares of common stock. Beginning in March 2007, the monthly retainer is payable in cash. Additionally, the consultant will be paid a commission of fifteen percent on all media placement. During the three months ended June 30, 2007, the Company terminated the PR agreement. Pursuant to the terms of the PR Agreement, the Company must provide 90 day written notice to terminate the PR agreement. Accordingly, the Company recorded the expense for the remainder of the term during the three months ended June 30, 2007. The Company recorded $-0- and $90,000, respectively, for the three and nine months ended September 30, 2007. At September 30, 2007, the consultant is owed $45,000 and is included in accounts payable in the accompanying financial statements.

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES, continued

The Company has a consulting agreement (the “Technology Transfer Agreement”) with an individual to assist in the “seamless” changeover of the development work presently ongoing with the University to the Company’s private research facility. The agreement is for a one-year term ending December 31, 2007. The consultant will be paid an annual fee of $40,800 plus approved, out-of-pocket expenses. For the three and nine months ended September 30, 2007, the Company incurred expense of $12,692 and $44,132, respectively, pursuant to the terms of the Technology Transfer Agreement. As of September 30, 2007, the Company owed the consultant $15,692 under the Technology Transfer Agreement, which is included in accounts payable in the accompanying balance sheet.

Sponsored Research Agreement

Concurrent with the execution of the License Agreement, the Company also agreed to provide the University with up to $599,350 over a twelve-month period for research of the technology covered by the License Agreement (the “Sponsored Research Agreement”) beginning in 2007. The Sponsored Research Agreement can be extended upon written agreement from the Company. The Company incurred $80,086 and $223,013 for the three and nine months ended September 30, 2007, respectively, which is included in research and development expense in the accompanying statement of operations.

Unrestricted Sponsorship of Lab Research

Concurrent with the execution of the License Agreement, the Company also agreed to provide sponsorship to a researcher (see consulting agreement above) at the University unrestricted research lab funds beginning in 2007. The sponsorship is for a period of four years commencing with the signing of the limited license agreement with the University.

Future minimum payments under the Unrestricted Sponsorship are as follows:

2007	$103,000
2008	75,000
2009	100,000
Thereafter	125,000

$403,000

For the three and nine month period ended September 30, 2007, the Company recorded $-0- and $73,833, respectively, of sponsored research expense related to the Unrestricted Sponsorship Agreement, which is included in research and development expense in the accompanying statement of operations.

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 11 – SUBSEQUENT EVENTS

Stock Issuance

(1) On October 4, 2007, the Company issued 740,000 free trading shares of common stock for services rendered by consultants and employees valued at $92,500 ($.125 per share).

(2) On October 4, 2007, the Company issued 816,000 free trading shares of common stock to offset monies owed Select University Technologies, Inc. under the Venture Acceleration Agreement, valued at $102,000 ($.125 per share).

Litigation

On or about October 10, 2007, one of our consultants filed a complaint against us, alleging breach of contract, account stated and other common counts, and seeking to recover $40,566. We have begun settlement discussions with the plaintiff.

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

Our financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the relization of assets and the settlement of liabilities in the normal course of business. We have sustained operating losses since our inception (May 11, 2006). At September 30, 2007, the accumulated deficit was $2,157,240. In light of these and other circumstances, substantial doubt exists about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Results of Operations for the Three Months Ended September 30, 2007 and 2006

Introduction

We have not generated any revenue from May 11, 2006 (inception) through September 30, 2007. Consequently, we continue to fund operations through the issuance and sale of stock and loans. We anticipate that we will continue to fund our operations through the issuance of stock until such time as we can begin to generate substantial revenue from the sale of our products, and we do not have an estimate of when such revenues will begin.

Revenues, Loss from Operations and Net Loss

Our revenue, management fees, professional fees, research and development expenses, general and administrative expenses, and net loss from operations and net loss for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006 and June 30, 2007, are as follows:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Percentage Change	Three Months Ended June 30, 2007

Revenue	$-	$-	-	$-
Management fees	232,500	240,000	(3.1%)	232,500
Professional fees	63,824	-	-	269,274
Research and development	92,586	-	-	60,359
General and administrative expenses	39,648	11,214	253.6%	23,834
Loss from operations	$(428,558)	$(251,214)	70.6%	$(585,967)

Interest expense	1,501	-	-	395

Net Loss	$(430,059)	$(251,214)	71.2%	$(586,362)

Management fees earned by Select University Technologies, Inc. (“SUTI”) pursuant to the Venture Acceleration Agreement were $232,500, $240,000 and $232,500 for the three months ended September 30, 2007 and 2006, and the three months ended June 30, 2007, respectively. SUTI provides us with certain services and personnel pursuant to this agreement. Professional fees of $63,824, $0, and $269,274 for the three months ended September 30, 2007 and 2006, and the three months ended June 30, 2007, respectively, were incurred for services by our legal counsel, independent registered public accounting firm and consultants. Research and development was $92,586, $0, and $60,359 for the three months ended September 30, 2007 and 2006, and the three months ended June 30, 2007, respectively. Research and development consists of two components, each pursuant to a separate agreement. The first is sponsored research. Sponsored research consists of research and development related to the cellulose paper technology currently being developed by the Company in conjunction with the University. Of the total of $223,013, $128,079 remains to be paid to the University for sponsored research. The second component consists of unrestricted research in which the University has sole discretion as to the subject of the research. A total of $73,833 will be paid to the University researcher for unrestricted research. Both of these agreements are more fully discussed in Note 10 to the unaudited financial statements for the three and nine months ended September 30, 2007. The interest expense relates to the notes payable to related party borrowings in the first, second, and third quarters of 2007.

Results of Operations for the Nine Months Ended September 30, 2007 and the period from inception (May 11, 2006) through September 30, 2006

Introduction

We have not generated any revenue from May 11, 2006 (inception) through September 30, 2007. Consequently, we continue to fund operations through the issuance and sale of stock and loans. We anticipate that we will continue to fund our operations through the issuance of stock until such time as we can begin to generate substantial revenue from the sale of our products, and we do not have an estimate of when such revenues will begin.

Revenues, Loss from Operations and Net Loss

Our revenue, management fees, professional fees, research and development expenses, general and administrative expenses, and net loss from operations and net loss for the nine months ended September 30, 2007, as compared to the period from inception (May 11, 2006) through September 30, 2006, are as follows:

	Nine Months Ended September 30, 2007	Period from Inception (May 11, 2006) Through September 30, 2006	Percentage Change

Revenue	$-	$-	-
Management fees	697,500	240,000	190.6%
Professional fees	444,536	-	-
Research and development	309,596	-	-
General and administrative expenses	67,065	11,214	498.0%
Loss from operations	$(1,518,697)	$(251,214)	504.5%

Interest expense	2,032	-	-

Net Loss	$(1,520,729)	$(251,214)	505.4%

Management fees earned by Select University Technologies, Inc. (“SUTI”) pursuant to the Venture Acceleration Agreement were $697,500, and $240,000 for the nine months ended September 30, 2007, and the period from inception (May 11, 2006) through September 30, 2006, respectively. SUTI provides us with certain services and personnel pursuant to this agreement. Professional fees of $444,536, and $zero, for the nine months ended September 30, 2007, and the period from inception (May 11, 2006) through September 30, 2006, respectively, were incurred for services by our legal counsel, independent registered public accounting firm and consultants. Research and development was $309,596, and $zero for the nine months ended September 30, 2007, and the period from inception (May 11, 2006) through September 30, 2006, respectively. General and administrative expenses were $67,065 and $11,214, for the nine months ended September 30, 2007, and the period from inception (May 11, 2006) through September 30, 2006, respectively.

Liquidity and Capital Resources

Introduction

During the three and nine months ended September 30, 2007, we did not generate positive cash flow from operations. As a result, we funded our operations through the issuance and sale of our common stock and loans.

Our cash, employee advance, prepaid expenses, total current assets, and total assets as of September 30, 2007 were as follows:

	September 30, 2007	June 30, 2007

Cash	$1,257	$1,079
Prepaid expenses	10,000	10,000
Total current assets	11,257	11,079
Total assets	$65,519	$65,341

Cash Requirements

For the nine months ended September 30, 2007, our net cash used in operations was $356,270.

Negative operating cash flows during the nine months ended September 30, 2007 were primarily created by a net loss from operations of $1,520,729, offset by a decrease in due from escrow agent of $1,040, a decrease in prepaid expenses of $192,000, an increase in accounts payable and accrued expenses of $311,438 and an increase in the amount due to related party of $657,949.

Because of our need for cash to fund our continuing research and development, we do not have an opinion as to how indicative these results will be of future results.

Sources and Uses of Cash

For the nine months ended September 30, 2007, our net cash provided from financing activities was $345,425. This is a result of net proceeds from the sale of common stock of $249,125 and proceeds from a note payable to related party of $96,300.

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

ITEM 3 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of September 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2008. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, in addition to working with our independent registered public accounting firm, we have continued to refine our internal procedures to begin to implement segregation of duties and to reduce the number of audit adjustments.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 3A(T) Controls and Procedures

We are not required to furnish the information required by this item until we report on our fiscal year ending December 31, 2007.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities by the Company during the three month period ended September 30, 2007.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Submission of Matters to a Vote of Security Holders

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

On or about October 10, 2007, one of our consultants filed a complaint against us, alleging breach of contract, account stated and other common counts, and seeking to recover $40,566.17. We have begun settlement discussions with the plaintiff.

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

Real Paper Displays, Inc.

Dated: November 12, 2007	/s/ Malcolm D. Lennie
	By:	Malcolm D. Lennie
	Its:	Chief Executive Officer, Secretary, and Director