Form 10KSB
period 2007-12-31
Real Paper Displays Inc
filed 2008-04-15
CIK 1380837

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 000-52693

Real Paper Displays, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-4902288 (I.R.S. Employer Identification No.)

4340 Von Karman Avenue Suite 200 Newport Beach, CA (Address of principal executive offices)	92660 (Zip Code)

Issuer’s telephone number (949) 812-5905

Securities registered under Section 12(g) of the Exchange Act:

Common stock, $0.001 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

State issuer’s revenues for its most recent fiscal year.   $-0- for the year ended December 31, 2007.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $889,098, based on the closing price of $0.11 for the common stock on April 10, 2008.

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 31, 2008, there were 61,221,000 shares of common stock, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒.

REAL PAPER DISPLAYS, INC.

PART I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of our operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 — DESCRIPTION OF BUSINESS

Company Overview

We were incorporated on May 11, 2006, in the State of Nevada, as Real Paper Displays, Inc. We entered into that certain Venture Acceleration Agreement, as amended by that certain Addendum to Venture Acceleration Agreement dated January 31, 2007 (collectively, the “Venture Acceleration Agreement”), with Select University Technologies, Inc., a California corporation (“SUTI”), and a Patent License Agreement dated February 12, 2007 (the “Patent License Agreement”), with The University of Texas at Austin (the “University”), for the purpose of rapidly commercializing cellulose electronic paper, a patented technology created at the University.

Professor R. Malcolm Brown, Jr. and his associates at the University, who work in the area of Materials Science and Engineering and Molecular Genetics and Microbiology envisioned microbial cellulose as a base for electronic paper and have been working to demonstrate the proof of concept of developing a dynamic display on cellulose that holds pixels of “ink” (electrochromic dye) within the chemistry of the paper, delivers a crisp, “ink-on-paper” presentation of text and graphics, has the ability to change images, and requires no power to maintain the image.

SUTI is a multi-project business accelerator, devoted to launching new technology companies based on university science research. SUTI facilitated the execution of the Patent License Agreement for the exclusive, unrestricted, worldwide commercialization of cellulose electronic paper. In connection with the execution of the Patent License Agreement, we entered into the Venture Acceleration Agreement with SUTI, pursuant to which SUTI will provide a variety of services and benefits to us, including managerial services.

The patented core technology - cellulose electronic paper - enables a new class of dynamic, changeable medium for signs. We manufacture and market RealPaperSM paper-based electronic displays (PEDs) - dynamic electronic displays that deliver the clarity, contrast and visual appeal of ink-on-paper signs, plus the flexibility to change the display message remotely, wirelessly and instantly.

We anticipate that the RealPaper PED will provide retailers with an effective method to (i) present timely and dynamic product information, and (ii) provide offers and marketing messages to retail customers at the point of purchase (POP) and point of information (POI).

We believe that our initial product offerings provide a compelling alternative to traditional paper signs in the specific category of indoor retail displays. Additionally, we believe The RealPaper PEDs enable a merchandising call-to-action by way of visually superior, cost effective, dynamic content. This content can be linked to internal product/pricing systems for current and easily changeable data.

License Agreement

We executed the Patent License Agreement with the Board of Regents (“Board”) of The University of Texas System (the “System”). The Board owns rights to various patents related to microbial cellulose and methods for making and using electronic paper (the “Licensed Patents”) that were developed at the University, a component institution of the System. The Patent License Agreement continues until the Licensed Patents expire or are terminated. Pursuant to the Patent License Agreement, we secured the right and license to use, develop, manufacture, market, and commercialize the Licensed Patents in exchange for (i) an upfront license fee of $25,000; (ii) the reimbursement of costs of $42,016 incurred by the University through 2007 to obtain the patent; (iii) an annual maintenance fee of $10,000; and (iv) a running royalty rate of three percent (3%) of gross revenue and fifty percent (50%) of revenue from sublicenses, subject to annual minimums. Future minimum royalty payments and the annual patent maintenance fee are as follows: (a) $110,000 for the period ended December 31, 2008, (b) $110,000 for the period ended December 31, 2009, (c) $310,000 for the period ended December 31, 2010, and (d) $510,000 for each 12-month period thereafter through the life of the patent.

Venture Acceleration Agreement

In connection with the execution of the Patent License Agreement with the University, we entered into the Venture Acceleration Agreement with SUTI, for a term of three years (the “Initial Term”), renewable upon terms and conditions mutually agreed upon by Real Paper and SUTI. Pursuant to the Venture Acceleration Agreement, SUTI has agreed to provide a variety of services and benefits to us, including managerial services, in exchange for the following fees: (i) a management fee consisting of a one-time initial fee of $100,000, concurrent with the execution of the Venture Acceleration Agreement, and an annual fee in the amount $930,000, payable on the first day of every month, in twelve equal installments of $77,500, $37,500 of which is payable in cash or Real Paper common stock and $40,000 of which is payable in Real Paper common stock to SUTI and other individuals at the initial rate of $0.125 per share (320,000 shares per month). The number of shares will be adjusted to the previous day’s closing price should the Company’s shares become actively traded in the future; and (ii) a performance fee consisting of (a) a fee of 6% of our gross revenues during the Initial Term; (b) a fee of 15% of our quarterly operating profit for the remaining term of the Venture Acceleration Agreement, unless we achieve an operating profit in the forth quarter of our third year of operations, in which case, the performance fee will be 15% of our gross revenues during the two years following the expiration of the Initial Term and then 15% of our quarterly operating profit for the remaining term of the Venture Acceleration Agreement. In partial satisfaction of our obligations under the Venture Acceleration Agreement, through December 31, 2007 we have issued an aggregate of 5,236,000 shares of our common stock to SUTI or its assigns. As of December 31, 2007 and 2006, total management fees that remained due to SUTI (after the issuance of shares) were $710,703 and $268,000, respectively.

Principal Product

Initial product offerings

We believe the RealPaper Displays Portable Point-of-Purchase (POP)/Point-of-Information (POI) Display System provides a cost-effective means to (i) present timely product/service information, and (ii) provide offers and marketing messages in multiple ways and in multiple environments, without the high cost and high power requirements of traditional display systems.

To provide full color capability and customer control of branding/appearance, we intend to initially employ a “hybrid” process consisting of printing fixed/static information using conventional means, combined with variable/dynamic writable regions that can be changed electronically to deliver targeted, highly relevant messages at the maximum point of impact. Initial development will focus on Remote Dynamic Units configured as a tabletop display system and/or general purpose retail signage solution.

Additional product offerings

We intend to develop additional platforms to address the various market requirements. The platforms will differ primarily in the way they communicate, store and write the desired display content. Different environments and specific customer reqirements dictate the appropriate platform solution.

Increased Revenue

Costs related to retail POP signage are budgeted in advertising and have a return on investment measured by increased sales. We believe our products will be appealing in terms of advertising effectiveness—the ability to attract attention, build business and generate greater revenue.

Factors include:

•	Dynamic content and unique, distinctive appearance demands attention,

•	Rapid or frequent update increases amount of information presented,

•	Increased number of “turns” or “messages” per display,

•	Targeted, buyer-specific message for precision marketing/merchandising,

•	Current and correct product information and pricing, and

•	Centralized control - remote distribution.

Lower Costs

Our products may reduce or eliminate associated costs in the following categories:

•	Printing (internal or out-sourced),

•	Spoilage (overprinting, lost, wrong size),

•	Shipping,

•	Hanging, installation, and

•	Relocation, repositioning or maintenance.

Primary Selling Points

We believe our RealPaper Displays provide significant advantages and selling points over traditional paper and other display media, including:

•	Increased revenue by attracting more eyes and presenting more messages,

•	Efficiency of operation in consistent messages, rapid and frequent change,

•	Bistable power requirements needing current only to change message,

•	Battery operated with low power consumption, typically less than 3 Vdc,

•	Wireless portability, easily moved without media or power cables,

•	Remarkable viewing quality with the natural visual experience of real paper,

•	Wide, off-angle viewing; clarity without reflection up to 180 degrees,

•	High 18-24:1 contrast ratio, even better than ordinary paper signs,

•	Crisp resolution of 80 dpi, and up to 300 dpi, presenting quality text and images, and

•	Attention-getting dynamic content; easily changeable, timely updates.

The Market

The mass communication display market is well-defined and represents $104 billion in annual retail value. This estimate includes outdoor displays valued at $26 billion and indoor display sales valued at $78 billion. The largest individual sector among indoor displays (over 50%) is the POP category—our primary target market—at $41 billion.1

Distribution Methods

We intend to initially and primarily focus on being a replacement for signs that are within the vast world of mass communications. This sub-sub-sector is $41.89 billion in size, with an estimated 106 billion display units in various applications, at over 1.1 million retail establishments,2  with an estimated 350,000 decision makers. Our marketing and sales program targets the innovators and early adopters in this universe.

Retailer Direct Market

Within the 1.1 million retail establishments, we intend to identify and further qualify retailer decision makers who are or may become innovators and early adopters. These are likely to be retailers who demonstrate through current product offering, advertising, merchandising and/or POP/POS activities as being:

•	Innovative/Original

•	Aggressive/Dynamic

•	Creative/Artistic

•	Resourceful/Inventive

These attributes suggest retailers who are open to new ideas, seek competitive advantages, and display a willingness to “push the envelope.” Retailers in this group have a defined plan to grow their business and expand their market share.

Product Manufacturer/Distributor Market

Similar characteristics will be evident with new and emerging products or product categories. We intend to identify those growth-oriented manufacturers who are seeking a breakthrough, new product introduction, or retail POP advantage. An example business in this category would be the manufacturer or distributor of specialty/performance beverages with a new product introduction, expansion of market share, and/or seeking central or regional control of branding and messaging at the point of purchase.

Overall focus will be to identify and reach innovators and early adopters, beginning with a Southern California regional emphasis. We intend to first open a western region office in Orange County, California to provide early access to markets in the Western United States. This location has the additional advantages of being co-located with the corporate head offices.

During the early months of sales activity in the Western Region, we intend to undergo a fine-tuning as it relates to the final details of making, selling and delivering the product.

1Liz Ziepniewski, Consultant, IT Strategies Inc, Hanover, MA; Second Paper Like Display Conference, February 2005, Compiled from multiple sources by author.

2IT Strategies Inc, Hanover, MA; Second Paper Like Display Conference.

Lead Generation

Our marketing team will generate leads through various lead-generation programs. Leads will be passed to our prospecting group. Prospecting will take the leads through the early steps in the sales process and further qualify leads into “prospects.” Finally, these pre-qualified prospects will be passed to our direct sales staff for the final steps in the sales process.

Trade shows, conferences and events

We plan to attend, display and/or participate in select regional and national events related to retail POS/POP advertising display. Attendance and demonstrations at such trade shows, expos, conferences and similar appropriate events will be vital to our promotional, educational, opinion leader and lead generation efforts.

List acquisition - Direct Mail and Telemarketing

In addition to trade shows and other events, we intend to acquire appropriate lists and conduct direct mail and telemarketing campaigns to identify qualified leads.

Presentations, speeches and demonstrations
We intend to make available management and technical staff for a variety of related events. The opportunity in this area is to reach opinion leaders, who in turn can spread the word to end-user or intermediate customers.

Advertising

Our Internet strategy will be to establish and actively promote a robust and creative website to:

•	reach key audiences, including innovative end-users, POP, sign, technology, retail industry opinion leaders, creative individuals and forces in POP,

•	actively solicit direct inquiry, leads, prospects and opportunities from these audiences,

•	provide easily accessible, detailed sales support, product description and success stories,

•	proactively inspire and/or facilitate awareness of creative applications of the product,

•	validate RealPaper as a leader and authority in the technology, products and applications, and

•	provide numerous still and dynamic visual presentations of product and applications.

Sales Force

We intend to employ sales personnel (specialists) to:

•	Sell our products directly to end users, primarily retailers,

•	Develop product and brand awareness in retail sign and related creative industries, and

•	Provide ongoing sales support.

Intellectual Property

Acquisition of Rights

The Board of Regents of the University will continue to own, manage and protect the key intellectual property rights associated with cellulose electronic paper. SUTI facilitated the execution of the Patent License Agreement with the University to exclusively license key intellectual property in the form of patents, copyrights and other know-how that we expect will provide us with a competitive barrier to entry for the products we intend to offer to the market. Under the Patent License Agreement, we hold exclusive worldwide rights to the key enabling technology invented by Dr. Brown et. al., and assigned to the Board of Regents of the University of Texas System as follows:

•	U.S. Patent Number 4,942,128 (1990), “Microbial cellulose modified during synthesis.” Inventor: R. Malcolm Brown. Assignee: Board of Regents, the University of Texas System, Austin, TX.

•	U.S. Patent Application Number 60/507,961 (2004), “Compositions, methods and systems for making and using electronic paper.” Inventors: Jay Shah, R. Malcolm Brown, Robert Wenz and YuYu Sun.

Through our relationship with the University, we intend to maintain and defend our existing intellectual property rights acquired from the University. It is also expected that we will generate our own exclusive improvements, or other new intellectual property, as a result of its commercialization activities.

Copyrights, trade and service marks

Additionally, we intend to create, document and defend certain copyrighted, trade or service mark materials including, but not limited to: corporate name, Internet URL, logos, products names and ad copy that add value and assets.

Competition

Our products compete with traditional paper POP signs. In addition, several competitive technologies have emerged in the broader e-paper or “paper-like” displays category. Companies in this market include Ntera, E-Ink, Kent Displays, and others. We distinguish ourself from all other paper-like displays as being true ink-on-paper. Significantly, there is no “view-through-front-plane” surface required for our products, which is required by other technologies. This ITO (indium titanium oxide) coated glass creates glare, minimizes viewing angle and contrast ratio, as well as tending to increase the product component costs. While a generalization, our competitors use technologies that are based on or a derivative of traditional display technology and thus suffer from the short-comings of common displays like LED screens.

As the summary chart below indicates, we distance ourself from the competition by offering the widest viewing angle, lower voltage/current requirements, bi-stable memory (image remains after current is removed), and superior contrast ratios resulting in the least disruptive glare interference in all lighting conditions. While a number of competitors such as E-Ink and Kent have established positions in the marketplace with early products, we believe we are closer to the goal of “paper like displays” because our displays are true ink-on-paper instead of a derivation of traditional display technologies.

REALPAPER COMPETITON CHARACTERISTICS

	Printed Sheet	Electrophoretic	ChLCD	BiNem LCD	ECD	ECD
Example:	Newspaper	E-Ink, Bridgestone	Kent, Fujitsu	Nemoptic	Ntera, Aveso	RealPaper
	- Signage	SiPix		ZBD	Dainippon
Contrast at
Normal View:	4:1	4:1	2:1	15:1	18:1	18-24:1
Contrast at 40
Degree View:	4:01	4:1	< 2:1	6:1	< 10:1	> 10:1
Brightness:	60%	40%	26%	31%	60%	70%
Speed:	Static	Slow	Slow	Fast	Slow	Fast
Voltage:	NA	80-150	40-160	20-40	1Vdc	1-3Vdc
Color:	B/W	B/W	Blue/Yellow	B/W	B/W	B/W
Memory:	Fixed	Bistable	Bistable	Bistable	Bistable	Bistable

In summary, based upon the chart above, we exceed our competition in most areas. We believe we provide a special class of electrochromic display that enables higher contrast and faster switching characteristics at much lower voltage (energy) requirements as compared to other electronic display systems.

Employees

We currently have four individuals who are our officers and directors. For the rest of our operations, we use the services of independent contractors.

ITEM 2 — DESCRIPTION OF PROPERTY

We lease our principal executive and administrative offices located at 4340 Von Karman Avenue, Suite 200, Newport Beach CA 92660. Select University Technologies, Inc., our shareholder and the General Partner of SUTI Holdings, LP, our controlling shareholder, provides this space to us at no cost.

ITEM 3 — LEGAL PROCEEDINGS

On November 7, 2007, one of our consultants filed a complaint against us in the Orange County Superior Court, Central Judicial District, alleging breach of contract and seeking to recover $40,566. The case name is Chris Pflanzer dba PR/DNA v. World Am, Inc.; Real Paper Displays, Inc.; Select University Technologies, Inc.; Intellistick, Inc.; Xpert Tecnologies, Inc.; and DOES 1 through 100. The case number is 07CC11731. We filed our answer on December 28, 2007 and settlement negotiations are currently underway.

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

To the best of our knowledge, during the past five years, none of the following occurred with respect to our present or former directors or executive officers: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of the last fiscal year.

PART II

ITEM 5 — MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. on August 1, 2007 under the symbol “RPPR.” Our common stock is only traded on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

The following table sets forth the high and low bid information for each quarter within the two most recent fiscal years, as provided by the NASDAQ Stock Markets, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

	Bid Prices
Quarter Ended	High	Low
March 31, 2008	$0.11	$0.06

December 31, 2007	$0.13	-0-
September 30, 2007	N/A	N/A

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions that we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Holders

As of March 31, 2008, there were 61,221,000 shares of our common stock issued and outstanding and held by 97 holders of record. We believe many of the shares of our common stock are held in “street name” and, therefore, we believe the actual number of shareholders is slightly higher.

Dividend Policy

We have not paid any dividends on our common stock and do not expect to do so in the foreseeable future. We intend to apply our earnings, if any, in expanding our operations and related activities. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, our financial condition and other factors deemed relevant by the Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

On August 17, 2007, our Board of Directors approved the 2007 Non-Qualified Stock Grant and Option Plan (the “2007 Plan”) with 4,000,000 shares of our common stock available for issuance under the plan. The 2007 Plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. As of December 31, 2007 and March 31, 2008, we had issued 1,832,000 shares of common stock under the 2007 Plan.

As of December 31, 2007, the plan information is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	-0-	N/A	2,168,000
Total	-0-	N/A	2,168,000

Recent Issuance of Unregistered Securities

From August 2006 to May 2007, we issued an aggregate of 2,833,000 shares of our common stock, restricted in accordance with Rule 144 of the Securities Act of 1933, to eighty (80) accredited investors, in exchange for total consideration of $354,125. The issuances were exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933.

On September 12, 2006, we issued an aggregate of 53,576,000 shares of our common stock as follows: SUTI Holdings, LP, of which Select University Technologies, Inc. is the General Partner (50,000,000) in exchange for aggregate cash consideration of $1,950; The Lebrecht Group, APLC, our legal counsel (1,656,000) in exchange for services rendered; and Select University Technologies, Inc., of which Mr. Lennie, our Officer and Director, and Mr.Trentham, our Director, are shareholders, and the General Partner of SUTI Holdings, LP (1,920,000) to cover the management fees owed to it under the first six months of the Venture Acceleration Agreement. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were accredited investors.

On September 26, 2006, we issued 480,000 shares of our common stock to one individual in exchange for services rendered. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was sophisticated and familiar with our operations.

On February 12, 2007, we issued 10 shares of our Series A Convertible Preferred Stock, each share of which is convertible into 1% of our outstanding shares of common stock then outstanding, to the University of Texas at Austin, in exchange for the rights set forth in the Patent License Agreement with the the University of Texas at Austin. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was sophisticated and familiar with our operations.

On February 12, 2007, we issued 20 shares of our Series B Convertible Preferred Stock, each share of which is convertible into 1% of our outstanding shares of common stock then outstanding, to SUTI Holdings, LP, in connection with the execution of the Patent License Agreement with the the University of Texas at Austin. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was an accredited investor.

On December 27, 2007, we issued 2,500,000 shares of our common stock to Select University Technologies, Inc., of which Mr. Lennie, our Officer and Director, and Mr. Trentham, our Director, are shareholders, and the General Partner of SUTI Holdings, LP, to cover management fees owed to it under the Venture Acceleration Agreement. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was an accredited investor. The shareholder then transferred the shares to 6 different individuals or entities.

ITEM 6 — MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Disclaimer Regarding Forward Looking Statements

Except for historical information, the materials contained in this Management's Discussion and Analysis are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and involve a number of risks and uncertainties. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Annual Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by the Company. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Annual Report and in its other reports, as an attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, and results of operations and prospects.

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

Our biggest challenge is funding the continued research and development of our products, and then the marketing of our products, until they generate sufficient revenue to support our operations. For the foreseeable future, we will need to fund these activities through the sale of our common stock and borrowings under our unsecured revolving note payable to SUTI Holdings, LP.

Our financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the relization of assets and the settlement of liabilities in the normal course of business. We have sustained operating losses since our inception (May 11, 2006). From Inception (May 11, 2006) through December 31, 2007, we have an accumulated deficit of $2,697,797. In light of these and other circumstances, substantial doubt exists about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Results of Operations for the Year Ended December 31, 2007 and the period from Inception (May 11, 2006) through December 31, 2006.

Introduction

We have not generated any revenue from May 11, 2006 (inception) through December 31, 2007. Consequently, we continue to fund operations through the issuance and sale of stock and and borrowings under our unsecured revolving note payable to SUTI Holdings, LP. We anticipate that we will continue to fund our operations from borrowings on our unsecured revolving note payable until such time as we can begin to generate substantial revenue from the sale of our products. Presently, we do not have an estimate of when such revenues will begin.

Revenues, Loss from Operations and Net Loss

Our revenue, management fees, research and development expenses, general and administrative expenses, and net loss from operations and net loss for the year ended December 31, 2007, as compared to the period from Inception (May 11, 2006) through December 31, 2006 are as follows:

	Year Ended December 31, 2007	Period from Inception (May 11, 2006) Through December 31, 2006
Revenue	$-	$-
Management fees	930,000	565,000

Research and development	389,662	-
General and administrative expenses	736,143	71,511
Loss from operations	$(2,055,805)	$(636,511)

Interest expense	5,481	-

Net Loss	$(2,061,286)	$(636,511)

Management fees earned by Select University Technologies, Inc. (“SUTI”) pursuant to the Venture Acceleration Agreement were $930,000, and $565,000 for the year ended December 31, 2007, and the period from inception (May 11, 2006) through December 31, 2006, respectively. SUTI provides us with certain services and personnel pursuant to this agreement.

Research and development expense was $389,662 and $zero for the year ended December 31, 2007, and the period from inception (May 11, 2006) through December 31, 2006, respectively. Research and development consists of two components, pursuant to separate agreements; $290,600 related to sponsored research and $99,062 related to unrestricted research. Sponsored research consists of research and development related to the cellulose paper technology currently being developed by the Company in conjunction with the University. The second component consists of unrestricted research in which the University has sole discretion as to the subject of the research. No such agreements existed in 2006.

General and administrative expenses were $736,143 and $71,511 for the year ended December 31, 2007, and the period from inception (May 11, 2006) through December 30, 2006, respectively. The largest individual component of general and administrative expense was professional fees. For the year ended December 31, 2007 and the period from inception (May 11, 2006) through December 31, 2006, professional fees were $517,201 and $65,869, respectively. Professional fees were incurred for services by our legal counsel, independent registered public accounting firm and consultants.

The interest expense relates to borrowings under our unsecured revolving note payable to SUTI Holdings, LP. For the year ended December 31, 2007 and for the period from Inception (May 11, 2006) through December 31, 2006, interest expense totaled $5,481 and $0, respectively.

Our cumulative net loss for the period from Inception (May 11, 2006) through December 31,2007 was $2,697,797.

Liquidity and Capital Resources

Introduction

During the year ended December 31, 2007, and during the period from Inception (May 11, 2006) through December 31, 2006 we did not generate positive cash flow from operations. As a result, we funded our operations through the issuance and sale of our common stock and and borrowings under our unsecured revolving note payable to SUTI Holdings, LP.

Our cash, due from escrow agent, prepaid expenses, total current assets, and total assets as of December 31, 2007 and for the period from Inception (May 11, 2006) through December 31, 2006 were as follows:

	December 31,	Period from Inception (May 11, 2006) Through December 31,
	2007	2006
Cash	$—	$12,102
Due from escrow agent	—	1,040
Prepaid expenses	—	202,000
Total current assets	—	215,142
Total assets	$67,016	$269,404

Cash Requirements

During the year ended December 31, 2007, and during the period from Inception (May 11, 2006) through December 31, 2006, net cash used in operations was $398,984 and $20,581, respectively. Net cash used in operations for the period from Inception (May 11, 2006) through December 31, 2007 was $419,565.

The Company entered into an unsecured revolving note payable to SUTI Holdings, LP that was amended in January 2008 to allow the Company to borrow up to $400,000. The note is due 30 days after a written demand for payment had been made and bears simple interest at 10 percent per annum. At December 31, 2007, borrowings totaled $155,980. This unsecured note is anticipated to provide monies needed to meet the Company’s short-term cash requirements for 2008.

Sources and Uses of Cash

Operating Activities

Negative operating cash flows during the year ended December 31, 2007 were primarily created by a net loss from operations of $2,061,286 that was offset by common stock issued for services of $579,000, a decrease in due from escrow agent of $1,040, a decrease in prepaid expenses of $202,000, an increase in accounts payable and accrued expenses of $432,535 and an increase in the amount due to related party of $442,703. Negative operating cash flows during the period from Inception (May 11, 2006) through December 31, 2006 were primarily created by a net loss from operations of $636,511, an increase in prepaid expenses of $202,000, an increase in due from escrow agent of $1,040, offset by common stock issued for services of $468,950, an increase in accounts payable and accrued expenses of $82,020 and an increase in the amount due to related party of $268,000.

Investing Activities

Our net cash used for investing activities was $12,754 for the year ended December 31, 2007 and was used for the acquisition of intangibles compared to $54,262 that was used for the acquisition of intangibles for the period from Inception (May 11, 2006) through December 31, 2006. Our net cash used in investing activities for the period from Inception (May 11, 2006) through December 31, 2007 was $67,016.

Financing Activities

For the year ended December 31, 2007, our net cash provided from financing activities was $399,636. This is a result of net proceeds from the sale of common stock of $249,125 and proceeds from a note payable to related party of $150,511. For the period from Inception (May 11, 2006) through December 31, 2006, our net cash provided from financing activities was $86,945. This is mainly the result of the net proceeds from the sale of common stock of $86,500. Our net cash provided by financing activities for the period from Inception (May 11, 2006) through December 31, 2007 was $486,581.

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

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF Issue No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance to EITF 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes.

The second critical accounting policy relates to valuation of deferred tax assets. We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such asset will not be realized through future operations.

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

ITEM 7 — FINANCIAL STATEMENTS

The consolidated financial statements as of and for the period from May 11, 2006 (inception) through December 31, 2006 and for the year ended December 31, 2007, are presented in a separate section of this report following Item 14.

ITEM 8 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no events required to be reported by this Item 8

ITEM 8A — CONTROLS AND PROCEDURES

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of December 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures; however, there are informal policies and procedures that cover the recording and reporting of financial transactions. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, we have continued to refine our internal procedures to begin to implement segregation of duties and to begin documenting policies and procedures.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8A(T) - CONTROLS AND PROCEDURES

  Because this is our first Annual Report after a registration statement, there is no disclosure required by this item.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control over financial reporting is a process designed under the supervision of our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company's internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control−−Integrated Framework. In accordance with Section 404 of the Sarbanes−Oxley Act of 2002, management makes the following assertions:

• Management will be implementing a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

• All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

• Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.   In making this assessment, it used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on that assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is deficient based on those criteria for the reasons stated above.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 8B — OTHER INFORMATION

There is no disclosure required by this Item.

PART III

ITEM 9 — DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names, ages, and biographical information of each of our current directors and executive officers, and the positions with the Company held by each person, and the date such person became a director or executive officer of the Company. Our executive officers are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)
Malcolm D. Lennie	60	Director, Chief Executive Officer, and Secretary

Daniel A. Hanson	59	Chief Financial Officer and Director

Bert E. Trentham	65	Director

C. Robert Kline Jr., Ph.D.	62	Director

Malcolm D. Lennie, age 60, is our Chief Executive Officer, Secretary, and Director, and has held these positions since July 2006. For 33 years, Mr. Lennie has been a practicing lawyer in Edmonton, Alberta. His areas of practice included small business commercial law, real property, intellectual property law, technology transfer issues, and litigation. From 1990 to the present, Mr. Lennie has been the founder and a partner of Lennie & Company and from 1998 to the present, he has been a land developer in Alberta.

Daniel A. Hanson, age 59, is our Chief Financial Officer and Director, and has held these positions since February 2007. Mr. Hanson is co-founder of Technology Innovation Group, an Austin, TX, business that connects innovation to societal needs. Dan Hanson has more than 25 years professional experience in financial management, investment banking, risk management, and governmental policy development. More recently he has focused on venture capital formation, commercialization of technology, and R&D infrastructure in collaboration with centers of innovation. Previously, he was a consultant with Touchstone Financial Group, based in Washington, D.C., working with the Government National Mortgage Association, the U.S. Department of Treasury, and the Federal Deposit Insurance Corporation. He holds a BS and a MS degree from the University of the Oregon. He also attended the Kennedy School of Government at Harvard University and graduated with a Master of Science degree.

Bert E. (Sandy) Trentham, age 65, is a Director and SUTI’s Associate Vice President, Asia. Mr. Trentham is the former President and Chief Executive Officer of Composite Solutions Corporation located in the Puget Sound area of Washington State, a diversified composite products manufacturer serving the Aerospace and Industrial Composites Industries. Having lived in Asia for more than two decades, Mr. Trentham was also formerly General Partner of Prince Sports Group Inc., and President of Prince Taiwan Ltd. with responsibilities in global sourcing, Research and Development, Quality Assurance and Asian Distribution. Mr. Trentham received his Bachelors Degree in Political Science and International Relations from the University of Arizona, and is a graduate of the American Graduate School of International Management.

C. Robert Kline Jr., Ph.D., age 62, is our Director, and has held this position since December 2006. Dr. Kline is a pioneer in machine intelligence, a former college professor, and a veteran government program manager. In over 30 years of technology selection and planning, he launched products in aviation and security technologies, information technology, telecommunications, and sensor manufacturing for DOD, DOC, DOE, NSA and the FBI. He has been a technology evaluation leader for private and public firms and the U.S. government. He served several national non-military agencies in designing and implementing systems for large-scale sensor fusion, data storage, search, and retrieval.

He was a professor at The University of Texas and a guest professor at Université de Neuchâtel, University of Houston, and St. John’s University. Kline served the U.S. Office of Naval Research/Naval Research Laboratory (NRL), the Strategic Defense Initiative, the U.S. DoD Tri-Service AI Program, and the National Security Agency.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, none of the required parties are delinquent in their 16(a) filings.

Board Meetings and Committees

During the fiscal year ended December 31, 2007, the Board of Directors met four times and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent.

We do not have a nominating committee, compensation committee or executive committee of the board of directors, stock plan committee or any other committees, except for an Audit Committee, which is composed solely of Mr. Hanson (who is an independent director of the company). Mr. Hanson has been designated as the Audit Committee financial expert.

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 10 — EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended December 31, 2007 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Malcolm D. Lennie	2007	-	-	38,000	-	-	-	-	38,000
Director, CEO and Secretary	2006	44,000	-	64,000	-	-	-	-	108,000

C. Robert Kline	2007	-	-	19,000	-	-	-	-	19,000
Director
									15,500
Daniel Hanson	2007	-	-	15,500	-	-	-	-	-
Director and CFO	2006	-	-	-	-	-	-	-	-

Bert Trentham	2007	-	-	14,000	-	-	-	-	14,000
Director

*
Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment. Our policy and assumptions made in valuation of share based payments are contained in Note 2 to our December 31, 2007 financial statements.

Employment Contracts

As of December 31, 2007, there were no employment agreements in place covering any of our executive officers.

Other Compensation

Our officers and directors receive the following compensation:

•	Our Chairman of the Board receives $8,000 per quarter in addition to $6,000 per meeting of the Board of Directors;

•	Our Chief Financial Officer and Director receives $6,000 per quarter in addition to $4,500 per meeting of the Board of Directors; and

•	Each of our remaining Directors receives $4,000 per quarter in addition to $3,000 per meeting of the Board of Directors.

Director Compensation

The following table sets forth director compensation as of December 31, 2007:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Malcolm D. Lennie	-0-	38,000	-0-	-0-	-0-	-0-	38,000

Daniel Hanson	-0-	15,500	-0-	-0-	-0-	-0-	15,500

C. Robert Kline	-0-	19,000	-0-	-0-	-0-	-0-	19,000

Bert Trentham	-0-	14,000	-0-	-0-	-0-	-0-	14,000

* Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment. Our policy and assumptions made in valuation of share based payments are contained in Note 2 to our December 31, 2007 financial statements.

The compensation of each of our directors is fully furnished in the Summary Compensation Table above.

Our Directors who are also employees do not receive cash compensation for their services as directors or members of the committees of the board of directors. All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the board of directors or management committees.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2007:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Malcolm D. Lennie	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Daniel Hanson	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

C. Robert Kline	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Bert Trentham	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

ITEM 11 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2008, certain information with respect to our equity securities owned of record or beneficially by (i) each of our Officers and Directors; (ii) each person who owns beneficially more than 5% of each class of our outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock
Name and Address (2)	Nature of Affiliation	Common Stock Ownership	Percentage of Common Stock Ownership (1)
Malcolm D. Lennie (3)	Director, Chief Executive Officer, & Secretary	340,000 (5)	<1%
Bert Trentham (3)	Director	232,000 (6)	<1%

Daniel A. Hanson	Director & Chief Financial Officer	144,000	<1%

C. Robert Kline Jr, Ph.D.	Dirctor	172,000	<1%

SUTI Holdngs, LP (4)	>10% Owner	52,250,289	85.4%

Select University Technologies, Inc. (3)(4)	>10% Owner	52,250,289 (5)	85.4%

All Officers and Directors as a Group (4 Persons)		888,000	1.4%

(1)
Unless otherwise indicated, based on 61,221,000 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	Unless otherwise noted, the address of each beneficial owner is c/o Real Paper Displays, Inc., 4340 Von Karman, Suite 200, Newport Beach, CA 92660.

(3)	Mr. Lennie, our Officer and Director, and Mr. Trentham, our Director, are shareholders of Select University Technologies, Inc.

(4)
Select University Technologies, Inc., of which Frederick T. Rogers is the president, and SUTI Holdings, LP own 2,250,289 shares and 50,000,000 shares of our common stock, respectively. However, the ownership of the shares held by each is attributed to the other because Select University Technologies, Inc. is the general partner of SUTI Holdings, LP. As a result, although Select University Technologies, Inc. and SUTI Holdings, LP are shown in the table above each to own 83.4% of the outstanding shares of our common stock, in the aggregate they own together 83.4% of the outstanding shares of our common stock.

(5)
In anticipation of the execution of the Venture Acceleration Agreement, we issued 1,920,000 shares of our common stock to Select University Technologies, Inc. to cover the management fees owed to it under the first six months of the Venture Acceleration Agreement. Subsequently, Select University Technologies, Inc. transferred 714,000 shares to seven individuals/entities, including 36,000 shares to Mr. Lennie, our Chief Executive Officer, Secretary and a Director. On October 4, 2007, we issued 816,000 shares of our common stock to Select University Technologies, Inc. to cover management fees owed to it under the Venture Acceleration Agreement. Subsequently, Select University Technologies, Inc. transferred all 816,000 shares to five individuals. On December 27, 2007, we issued 2,500,000 shares of our common stock to Select University Technologies, Inc. to cover management fees owed to it under the Venture Acceleration Agreement. Subsequently, Select University Technologies, Inc. transferred 1,455,711 shares to six individuals/entities.

(6)	Includes 20,000 shares held by Barbara Trentham.

Preferred Stock
Title	Name	Preferred Stock Ownership	Percentage of Class
Series A Convertible Preferred Stock (1)	The University of Texas at Austin	10	100%

Series B Convertible Preferred Stock (2)	SUTI Holdings, LP (3)	20	100%

(1)	Each share of our Series A Convertible Preferred Stock is convertible into 1% of our outstanding shares of common stock then outstanding.

(2)	Each share of our Series B Convertible Preferred Stock is convertible into 1% of our outstanding shares of common stock then outstanding.

(3)
SUTI Holdings, LP owns 52,250,289 shares of our common stock, representing 83.4% of our outstanding common stock. Select University Technologies, Inc., of which Frederick T. Rogers is the president, is the general partner of SUTI Holdings, LP. In addition, Mr. Lennie, our sole Officer and a Director, and Mr. Trentham, a Director, are shareholders of Select University Technologies, Inc.

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. The Company does not have an investment advisor. There are no current arrangements which will result in a change in control.

Securities Authorized for Issuance under Equity Compensation Plans.

On August 17, 2007, our Board of Directors approved the 2007 Non-Qualified Stock Grant and Option Plan (the “2007 Plan”) with 4,000,000 shares of our common stock available for issuance under the plan. The 2007 Plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. As of December 31, 2007 and March 31, 2008, we had issued 1,832,000 shares of common stock under the 2007 Plan.

As of December 31, 2007, the plan information is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	-0-	N/A	2,168,000
Total	-0-	N/A	2,168,000

ITEM 12 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Mr. Lennie, our Officer and a Director, and Mr. Trentham, a Director, are shareholders of Select University Technologies, Inc., our shareholder and the general partner of SUTI Holdings, LP, the holder of 52,250,289 shares of our common stock. In addition to beneficially owning, either directly or indirectly, approximately 83% of our common stock, SUTI Holdings, LP is the holder of all of our Series B Convertible Preferred Stock, entitling it to twenty percent (20%) of our common stock and voting rights upon conversion of all of the Series B Convertible Preferred Stock.

On September 12, 2006, we issued an aggregate of 53,576,000 shares of our common stock as follows: SUTI Holdings, LP, of which Select University Technologies, Inc. is the general partner (50,000,000) in exchange for aggregate cash consideration of $1,950; The Lebrecht Group, APLC, our legal counsel (1,656,000) in exchange for services rendered; and Select University Technologies, Inc., of which Mr. Lennie, our Officer and Director, and Mr. Trentham, our Director, are shareholders, and the General Partner of SUTI Holdings, LP (1,920,000) to cover the management fees owed to it under the first six months of the Venture Acceleration Agreement. Subsequently, Select University Technologies, Inc. transferred 714,000 shares of its 1,920,000 shares to seven individuals/entities, including 36,000 shares to Mr. Lennie, our Officer and Director.

On February 12, 2007, we issued 10 shares of our Series A Convertible Preferred Stock, each share of which is convertible into 1% of our outstanding shares of common stock then outstanding, to The University of Texas at Austin, in exchange for the rights set forth in the Patent License Agreement with the the University of Texas at Austin.

On February 12, 2007, we issued 20 shares of our Series B Convertible Preferred Stock, each share of which is convertible into 1% of our outstanding shares of common stock then outstanding, to Select University Technologies, Inc., in connection with the execution of the Patent License Agreement with the the University of Texas at Austin. On March 6, 2007, Select University Technologies, Inc. transferred all 20 shares of our Series B Convertible Preferred Stock to SUTI Holdings, LP.

On October 4, 2007, we issued 816,000 shares of our common stock to Select University Technologies, Inc., of which Mr. Lennie, our Officer and Director, and Mr. Trentham, our Director, are shareholders, and the General Partner of SUTI Holdings, LP, to cover management fees owed to it under the Venture Acceleration Agreement. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was an accredited investor. The shareholder then transferred the shares to 5 different individuals.

On May 31, 2006, we entered into an unsecured revolving note payable to SUTI Holdings, LP that was amended in January 2008 that allows us to borrow up to $400,000. The note is due 30 days after a written demand for payment has been made and bears simple interest at 10 percent per annum. The balance on the note as of December 31, 2007 and 2006 was $155,980 and $445, respectively. No principal or interest payments were made during 2007 and $5,000 in principal was paid during 2006.

On December 27, 2007, we issued 2,500,000 shares of our common stock to Select University Technologies, Inc., of which Mr. Lennie, our Officer and Director, and Mr. Trentham, our Director, are shareholders, and the General Partner of SUTI Holdings, LP, to cover management fees owed to it under the Venture Acceleration Agreement. Subsequently, Select University Technologies, Inc. transferred 1,455,711 shares to six individuals/entities.

Employment Agreements and Compensation of Officers and Directors

None of our officers or directors is subject to an employment agreement. Our officers and directors receive the following compensation:

•	Our Chairman of the Board receives $8,000 per quarter in addition to $6,000 per meeting of the Board of Directors;

•	Our Chief Financial Officer and Director receives $6,000 per quarter in addition to $4,500 per meeting of the Board of Directors; and

•	Each of our remaining Directors receives $4,000 per quarter in addition to $3,000 per meeting of the Board of Directors.

Some of the above obligations have been satisfied through the issuance of common stock.

Compensation of Consultants

In connection with the execution of the Patent License Agreement with the University, we entered into the Venture Acceleration Agreement with SUTI, for a term of three years (the “Initial Term”), renewable upon terms and conditions mutually agreed upon by Real Paper and SUTI. Pursuant to the Venture Acceleration Agreement, SUTI has agreed to provide a variety of services and benefits to us, including managerial services, in exchange for the following fees: (i) a management fee consisting of a one-time initial fee of $100,000, concurrent with the execution of the Venture Acceleration Agreement, and an annual fee in the amount $930,000, payable on the first day of every month, in twelve equal installments of $77,500, $37,500 of which is payable in cash and $40,000 of which is payable in Real Paper common stock to SUTI and other individuals; and (ii) a performance fee consisting of (a) a fee of 6% of our gross revenues during the Initial Term; (b) a fee of 15% of our quarterly operating profit for the remaining term of the Venture Acceleration Agreement, unless we achieve an operating profit in the forth quarter of our third year of operations, in which case, the performance fee will be 15% of our gross revenues during the two years following the expiration of the Initial Term and then 15% of our quarterly operating profit for the remaining term of the Venture Acceleration Agreement. In anticipation of the execution of the Venture Acceleration Agreement, we issued 1,920,000 shares of our common stock to SUTI and other individuals to cover the management fees owed to SUTI for the first six months of the Venture Acceleration Agreement. On October 4, 2007, we issued 816,000 shares of our common stock to Select University Technologies, Inc. to cover additional management fees owed to it under the Venture Acceleration Agreement. On December 27, 2007, we issued 2,500,000 shares of our common stock to Select University Technologies, Inc. to cover additional management fees owed to it under the Venture Acceleration Agreement. As of December 31, 2007 and 2006, total management fees that remained due to SUTI (after the issuance of shares) were $710,703 and $268,000, respectively.

Director Independence

We do not have a nominating committee, compensation committee or executive committee of the board of directors, stock plan committee or any other committees, except for an Audit Committee, which is composed solely of Mr. Hanson (who is an independent director of the company). Mr. Hanson has been designated as the Audit Committee financial expert.

ITEM 13 — EXHIBITS

(a) Exhibits

3.1 (1)	Articles of Incorporation of Real Paper Displays, Inc., filed on May 11, 2006

3.2 (1)	Bylaws of Real Paper Displays, Inc.

4.1 (1)	Certificate of Designation of Series A Convertible Preferred Stock of Real Paper Displays, Inc., filed on September 6, 2006

4.2(1)	Certificate of Designation of Series B Convertible Preferred Stock of Real Paper Displays, Inc., filed on September 6, 2006

10.1(1)	Venture Acceleration Agreement, as amended by that certain Addendum to Venture Acceleration Agreement dated January 31, 2007

10.2(1)	Patent License Agreement dated February 12, 2007

23.1	Consent of KMJ Corbin & Company LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our registration statement on Form SB-2, filed with the Commission on May 14, 2007.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $54,800 and $71,000, respectively.

Audit - Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2007 and 2006.

Tax Fees

For the fiscal years ended December 31, 2007 and, 2006, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Real Paper Display, Inc.

We have audited the accompanying balance sheet of Real Paper Displays, Inc. (a development stage company) (the "Company") as of December 31, 2007 and 2006, and the related statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2007, the period from May 11, 2006 (inception) through December 31, 2006 and the period from May 11, 2006 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Paper Displays, Inc. (a development stage company) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended December 31, 2007, the period from May 11, 2006 (inception) to December 31, 2006 and the period from May 11, 2006 (inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception and has not yet generated revenue. Additionally, the Company’s current liabilities exceed its current assets. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KMJ | CORBIN & COMPANY, LLP

Irvine, California
April 10, 2008

REAL PAPER DISPLAYS, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current assets:
Cash	$—	$12,102
Due from escrow agent	—	1,040
Prepaid expenses	—	202,000

Total current assets	—	215,142

Intangible assets	67,016	54,262

Total assets	$67,016	$269,404

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$514,555	$82,020
Due to related party	710,703	268,000
Note payable to related party	155,980	445

Total current liabilities	1,381,238	350,465

Commitments and contingencies

Stockholders’ deficit:
Series A convertible preferred stock, $0.001 par value; 10 shares authorized, 10 and 0 shares issued and outstanding as of December 31, 2007 and 2006, respectively, liquidation preference of $1,000,000 and $0 as of December 31, 2007 and 2006, respectively	—	—
Series B convertible preferred stock, $0.001 par value; 20 shares authorized, 20 and 0 shares issued and outstanding as of December 31, 2007 and 2006, respectively, liquidation preference of $2,000,000 and $0 as of December 31, 2007 and 2006, respectively	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 61,221,000 and 54,788,000 shares issued and outstanding as of December 31, 2007 and 2006, respectively	61,221	54,788
Additional paid-in capital	1,322,354	500,662
Deficit accumulated during the development stage	(2,697,797)	(636,511)

Total stockholders’ deficit	(1,314,222)	(81,061)

Total liabilities and stockholders’ deficit	$67,016	$269,404

See notes to the financial statements

REAL PAPER DISPLAYS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2007	From May 11, 2006 (Inception) Through December 31, 2006	From May 11, 2006 (Inception) Through December 31, 2007
Revenues:	$—	$—	$—

Operating expenses:
Management fees	930,000	565,000	1,495,000
Research and development	389,662	—	389,662
General and administrative	736,143	71,511	807,654

Total operating expenses	2,055,805	636,511	2,692,316

Loss from operations	(2,055,805)	(636,511)	(2,692,316)

Interest Expense	5,481	—	5,481

Loss before income taxes	(2,061,286)	(636,511)	(2,697,797)

Income taxes	—	—	—

Net loss	$(2,061,286)	$(636,511)	$(2,697,797)

Net loss per share, basic and diluted	$(0.04)	$(0.02)

Weighted average shares outstanding, basic and diluted	56,916,197	25,545,957

See notes to the financial statements

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MAY 11, 2006 (INCEPTION) THROUGH DECEMBER 31, 2007

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit
Balance, May 11, 2006 (inception)	—	$—	—	$—	—	$—	$—	$—	$—

Common stock issued for incorporation expenses, at $0.000 per share	—	—	—	—	50,000,000	50,000	(48,050)	—	1,950

Common stock issued for services to be rendered, at $0.125 per share		—	—	—	1,336,000	1,336	165,664	—	167,000

Common stock issued for services, at $0.125 per share	—	—	—	—	480,000	480	59,520	—	60,000

Common stock issued for stock issuance costs, at $0.125 per share	—	—	—	—	320,000	320	(320)	—	—

Common stock issued for management fees, at $0.125 per share	—	—	—	—	1,920,000	1,920	238,080	—	240,000

Stock issuance costs	—	—	—	—	—	—	(5,000)	—	(5,000)

Proceeds from sale of common stock, at $0.125 per share	—	—	—	—	732,000	732	90,768	—	91,500

Net loss	—	—	—	—	—	—		(636,511)	(636,511)
Balance, December 31, 2006	—	—	—	—	54,788,000	54,788	500,662	(636,511)	(81,061)

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MAY 11, 2006 (INCEPTION) THROUGH DECEMBER 31, 2007
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock			Additional Paid-In	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit
Preferred stock issued to the University as part of the License Agreement (see Note 1)	10	—	—	—	—	—	—	—	—

Preferred stock issued to SUTI as part of the License Agreement (see Note 1)	—	—	20	—	—	—	—	—	—

Common stock issued for management fees, at $0.125 per share	—	—	—	—	816,000	816	101,184	—	102,000

Common stock issued for management fees, at $0.14 per share	—	—	—	—	2,500,000	2,500	347,500	—	350,000

Common stock issued for services, at $0.125 per share	—	—	—	—	284,000	284	35,216	—	35,500

Common stock issued to directors for services, at $0.125 per share	—	—	—	—	732,000	732	90,768	—	91,500

Proceeds from sale of common stock, at $0.125 per share	—	—	—	—	2,101,000	2,101	260,524	—	262,625

Stock issuance costs	—	—	—	—	—	—	(13,500)	—	(13,500)

Net loss	—	—	—	—	—	—	—	(2,061,286)	(2,061,286)
Balance, December 31, 2007	10	$—	20	$—	61,221,000	$61,221	$1,322,354	$(2,697,797)	$(1,314,222)

See notes to the financial statements.

REAL PAPER DISPLAYS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2007	From May 11, 2006 (Inception) Through December 31, 2006	From May 11, 2006 (Inception) Through December 31, 2007
Cash flows from operating activities:

Net loss	$(2,061,286)	$(636,511)	$(2,697,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	579,000	468,950	1,047,950
Interest added to notes payable to related party	5,024	—	5,024
Changes in operating assets and liabilities:
Decrease (increase) in due from escrow agent	1,040	(1,040)	—
Decrease (increase) in prepaid expenses	202,000	(202,000)	—
Increase in accounts payable	432,535	82,020	514,555
Increase in due to related parties	442,703	268,000	710,703

Net cash used in operating activities	(398,984)	(20,581)	(419,565)

Cash flows from investing activities:
Purchase of intangible assets	(12,754)	(54,262)	(67,016)

Cash flows from financing activities:
Net proceeds from sale of common stock	249,125	86,500	335,625
Proceeds from note payable to related party	150,511	5,445	155,956
Payments on note payable to related party	—	(5,000)	(5,000)

Net cash provided by financing activities	399,636	86,945	486,581

Net (decrease) increase in cash	(12,102)	12,102	—

Cash, beginning of period	12,102	—	—

Cash, end of period	$—	$12,102	$—

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$—	$—	$—

See notes to the financial statements

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization

Real Paper Displays, Inc. (the “Company” or “Real Paper”) is a Nevada corporation formed on May 11, 2006. It is a development stage company, whose goal is to commercialize an innovative technology that integrates the fields of microbiology and electronics, resulting in significant applications within the digital display industry.

On February 12, 2007, the Company executed a license agreement (the “License Agreement”) with the Board of Regents of the University of Texas at Austin (the “University”) with an effective date of September 1, 2006 (see Notes 4 and 8). The technology underlying the License Agreement is anticipated to rapidly commercialize cellulose electronic paper, a patented technology created at the University. The License Agreement is for the exclusive, unrestricted worldwide commercialization of this technology. Under the terms of the License Agreement, the Company will pay license fees, annual maintenance fees, royalties and sponsored research funding to the University. In connection with the License Agreement, Real Paper issued 10 shares of Series A convertible preferred stock to the University and 20 shares of Series B convertible preferred stock to SUTI Holdings, LP (“SUTI”). Each share of Series A and Series B preferred stock is convertible into an equivalent number of shares of common stock such that the percentage of ownership by the University and by SUTI will be equal to one percent of the common stock authorized and outstanding on a fully diluted basis at the time of conversion. The License Agreement continues until the licensed patents expire or are terminated.

Going Concern

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the Unites States of America and have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company has not generated any revenue since its inception on May 11, 2006 and has incurred a loss of $2,061,286 in 2007 and a loss of $636,511 in 2006. The Company also has a working capital deficit of $1,381,238 as of December 31, 2007. The Company cannot provide assurance that it can achieve or sustain profitability on a quarterly or annual basis in the future. The Company anticipates it will continue to incur losses until it is able to establish significant levels of revenue while controlling its expenses. The Company’s success is dependent upon the successful development and marketing of its products, as to which there is no assurance. Any future success that the Company might experience will depend upon many factors, including factors out of its control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations. In addition, the Company will require additional funds to sustain and expand its sales and marketing activities, particularly if a well-financed competitor emerges.

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION, continued

From September 2006 through December 2007, the Company raised $335,625, net of issuance costs, in private offerings of its common stock. Despite the Company’s success in the offerings, there is no assurance that the Company will be able to continue to obtain debt or equity financing on terms acceptable to the Company, if at all. The inability to obtain sufficient funds from operations or external sources would require the Company to curtail or cease operations. Any additional equity financing may involve substantial dilution to then existing stockholders. Effective January 8, 2008, the Company also has the ability to borrow up to $400,000 from SUTI to meet its short-term cash requirements in 2008 (see Note 4).

Management plans to continue to provide for its capital requirements by issuing additional equity and debt securities.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2007, the Company does not believe there has been any impairment of its long-lived assets. There can be no assurances, however, that demand for the Company’s products will develop, which could result in an impairment of long-lived assets in the future.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is most likely that such an asset will not be realized through future operations.

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts payable, amounts due to related parties and notes payable to related parties. Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments at the balance sheet date. Since the amounts due to related parties and notes payable to related parties originated from transactions with related parties, the Company is unable to determine the fair values of these amounts. Other than amounts due to related parties and notes payable to related parties, the Company considers the carrying value of its financial instruments to approximate their fair value due to the short maturity of these instruments.

Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” and Staff Accounting Bulletin (“SAB”) No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents. Such amounts include shares potentially issuable upon conversion of the convertible preferred stock. However, potential common shares are excluded if their effect is anti-dilutive. For the period from May 11, 2006 (Inception) through December 31, 2006 basic and diluted loss per share were the same since the Company had a loss and had no dilutive securities. For the year ended December 31, 2007, basic and loss per share were the same; however had common stock equivalent shares been included in diluted earnings per share, they would have resulted in weighted-average common shares of 71,609,472 for the year ended December 31, 2007.

Stock-Based Compensation

All issuances of the Company’s stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance to EITF 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should be recorded as a prepaid expense. At December 31, 2007, no such transactions were recorded.

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements

In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which establishes the standard that contingent obligations to make future payments under a registration rights arrangement shall be recognized and measured separately in accordance with Statement 5 and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” Early adoption of FSP EITF 00-19-2 is permitted, and the Company has elected such early adoption. The adoption of FSP EITF 00-19-2 did not have a material impact on the Company’s consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.

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

In September 2006, the SEC staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The interpretation is effective for fiscal years beginning after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115.” SFAS No. 159 would create a fair value option of accounting for qualifying financial assets and liabilities under which an irrevocable election could be made at inception to measure such assets and liabilities initially and subsequently at fair value, with all changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company does not expect the impact of adopting SFAS No. 159 to have a material effect on its financial position, results of operations and cash flows.

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE 3 - INTANGIBLE ASSETS

Pursuant to the License Agreement (see Note 1), the Company paid a non-refundable license fee of $25,000 and through 2007 reimbursed the University for legal fees totaling $42,016 incurred to obtain the patent, which the Company has recorded as an intangible asset at December 31, 2007. The Company is also obligated to pay an annual maintenance fee of $10,000 and will be required to pay a royalty of three percent of gross revenue and fifty percent of revenues from sublicenses. The Company has expensed $10,000 and $3,333 in 2007 and 2006, respectively, related to annual maintenance fees. These expenses were included in general and administrative expense in the accompanying financial statements.

Future minimum royalty payments and the annual patent maintenance fee under the License Agreement are as follows:

2008	$110,000
2009	110,000
2010	310,000
2011 2012	510,000 510,000
Thereafter	5,610,000

$7,160,000

As of December 31, 2007, the amount due to the University under the License Agreement and the Sponsored Research Agreement (see Note 9) was $203,730 and is included in accounts payable in the accompanying financial statements.

NOTE 4 - NOTE PAYABLE TO RELATED PARTY

The Company entered into an unsecured revolving note payable to SUTI that was amended in January 2008 to allow the Company to borrow up to $400,000. The note is due 30 days after a written demand for payment has been made and bears simple interest at 10 percent per annum. The balance on the note as of December 31, 2007 and 2006 was $155,980 and $445, respectively. Interest in the amount of $5,024 was accrued on the note during the year ended December 31, 2007. No principal or interest payments were made during 2007 and $5,000 in principal was paid during 2006.

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE 5 - INCOME TAXES

The income tax benefit consists of the following for the periods ended December 31:

	2007	2006
Current:
Federal	$—	$—
State	—	—
	—	—
Deferred:
Federal	(642,300)	(197,300)
State	(183,200)	(56,300)
	(825,500)	(253,600)
Less: change in valuation allowance	825,500	253,600
	$—	$—

Deferred income taxes are provided for the tax effects of temporary differences in the reporting of income for financial statement and income tax reporting purposes and arise principally from net operating loss carry forwards. As of December 31, 2007, the Company had federal and California net operating loss carry forwards that originated since inception of approximately $2,700,000 that expire in various periods through 2027 and 2017, respectively.

The components of the net deferred tax asset as of December 31 are as follows:

	2007	2006
Net operating loss carryforwards	$1,079,100	$253,600
Valuation allowance	(1,079,100)	(253,600)
	$—	$—

The Company’s effective tax rate differs from the federal and state statutory rates due to certain income (expense) items that are not deductible for income tax purposes and the valuation allowance recorded for the deferred tax asset due to unused net operating loss carry forwards. An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating leases will materialize. The following is a reconciliation of the provision for income taxes as the expected rates to the income taxes reflected in the statements of operations:

	2007	2006
Tax benefit at federal statutory rate	(34)%	(34)%
State tax benefit, net of federal tax effect	(6)	(6)
Change in valuation allowance	40	40
	—%	—

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE 6 - STOCK COMPENSATION PLAN

The Company’s non-qualified company stock grant and option plan (“the Plan”), dated August 17, 2007 is intended to promote the interests of the Company and its stockholders by using investment interests in the Company to attract, retain, and motivate its management and other persons, including officers, directors, key employees and certain consultants, to encourage and reward such persons’ contributions to the performance of the Company and to align their interests with the interests of the Company’s stockholders. In furtherance of this purpose, the Plan authorizes the granting of the following types of stock-based awards: non-qualified stock options, restricted stock awards, unrestricted stock awards, and performance stock awards.

Key employees (including employees who are also directors or officers), directors and certain consultants of the Company or any subsidiary are eligible to be granted an award and the type or types of award to be made is decided upon by the Board of Directors taking into account various factors. In the event that the award is in the form of non-qualified stock option, the Board of Directors determines the exercise price as well as the vesting schedule.

The maximum number of shares of the Company’s stock that may be issued under the Plan is 4,000,000. As of December 31, 2007, the Company has issued 1,832,000 shares as stock grants to directors, consultants and a related party for services rendered in 2007. No options have been granted as of December 31, 2007.

NOTE 7 - STOCKHOLDERS’ DEFICIT

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

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE 7 - STOCKHOLDERS’ DEFICIT, continued

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

During 2006, the Company issued 50,000,000 shares of common stock to the founders of the Company for incorporation expenses of $1,950; 1,336,000 shares of common stock to a related party in exchange for professional services performed in 2007, valued at $167,000; 320,000 shares of common stock to a third party as payment of stock issuance costs; 1,920,000 shares of common stock for management fees to SUTI, valued at $240,000; 480,000 shares of common stock to a consultant for services, valued at $60,000; and 732,000 shares of common stock to investors in a private placement for net cash proceeds of $86,500.

During 2007, the Company issued 2,101,000 shares of common stock to investors in a private placement for net cash proceeds of $249,125; 816,000 shares of common stock for management fees to SUTI, valued at $102,000; 2,500,000 restricted shares of common stock for management  fees to SUTI, valued at $350,000; 284,000 shares of common stock to consultants for services, valued at $35,500; and 732,000 shares of common stock to the Company’s directors for services, valued at $91,500.

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE 7 - STOCKHOLDERS’ DEFICIT, continued

The following summarizes the common stock activity for the years ended December 31:

	2007	2006
Shares issued for incorporation expenses	—	50,000,000
Shares issued for services rendered	2,500,000	3,736,000
Stock issued for stock issuance costs	—	320,000
Shares issued for services rendered under the Plan (see Note 6)	1,832,000	—
Private sales of shares	2,101,000	732,000
Total shares issued	6,433,000	54,788,000

NOTE 8 -RELATED PARTY TRANSACTIONS

On June 20, 2006, the Company entered into a Venture Acceleration Agreement, (the “Venture Agreement”) with SUTI. Pursuant to the Venture Agreement, SUTI will provide certain services and personnel to the Company for an initial term of three years. In return, the Company will pay a management fee and a performance fee.

The management fee calls for a one-time payment of $100,000 and an annual fee in the amount of $930,000, payable in monthly instalments of $77,500. Of the monthly payment, $37,500 is payable in cash and $40,000 is payable in shares of the Company’s common stock at the initial rate of $0.125 per share (320,000 shares per month). The number of shares to be issued will be adjusted to the previous day’s closing price now that the Company’s shares are publicly traded. For the year ended December 31, 2007 and the period ended December 31, 2006, the Company issued 3,316,000 shares valued at $452,000 and 1,920,000 shares valued at $240,000, respectively.

For the first three years of the Venture Agreement, the performance fee is six percent of gross revenue. Thereafter, the performance fee will be fifteen percent of quarterly operating profit before the performance fee. Additionally, if the Company has an operating profit in the fourth quarter of the third year of the agreement, SUTI will be entitled to receive fifteen percent of the Company’s gross revenue during the two years following the initial term of the Venture Agreement. No performance fees are due for the year ended December 31, 2007 or for the period ended December 31, 2006.

During the years ended December 31, 2007 and the period ended December 31, 2006, the Company incurred $930,000 and $565,000 in management fees, respectively. As of December 31, 2007 and 2006, total management fees due to SUTI were $710,703 and $268,000, respectively.

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Litigation

On or about October 10, 2007, one of the Company’s former consultants filed a complaint against the Company alleging breach of contract and other common counts. The former consultant is seeking to recover $40,566 from the Company. As of December 31, 2007, the Company has accrued for this amount.

Indemnities and Guarantees

During the normal course of business, the Company made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees, consultants and agents against liabilities arising out of the performance of services to the Company. The Company has agreed to indemnify the University from any causes of action resulting from the exercise or practice of the License Agreement. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. To date, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheets.

Consulting Agreements

The Company has a consulting agreement (the “Consulting Agreement”) with an individual to provide services to develop the technology licensed from the University. The Consulting Agreement was effective September 1, 2006 and expires on October 31, 2011. The consultant will be paid an annual fee of $72,000 during the term. The Consulting Agreement is cancelable at the option of either party upon thirty days written notice. For the year ended December 31, 2007 and for the period ended December 31, 2006, the Company incurred $72,000 and $24,000 of expense, respectively, pursuant to the terms of the Consulting Agreement. These monies have been recorded in general and administrative expense. As of December 31, 2007, the Company owed the consultant under the Consulting Agreement and the unrestricted sponsorship agreement (see discussion below) $194,833, which is recorded in accounts payable in the accompanying balance sheet.

The Company had a consulting agreement (the “PR Agreement”) with an individual to provide public relations and marketing services for the Company for a one-year term through September 2007. The PR Agreement requires a monthly retainer of $10,000, against which actual time charges will be applied, plus approved, out-of-pocket expenses. The retainer for the first six months was paid in shares of common stock. Beginning in March 2007, the monthly retainer was payable in cash. Additionally, the consultant was to be paid a commission of fifteen percent on all media placement. During 2007, the Company terminated the PR agreement. For the year ended December 31, 2007 and for the period ended December 31, 2006, the Company recorded $90,000 and $35,000, respectively, under the PR Agreement. These monies have been recorded in general and administrative expense in the accompanying financial statements.

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007
NOTE 9 - COMMITMENTS AND CONTINGENCIES, continued

At December 31, 2007, the consultant is owed $45,000 which is included in accounts payable in the accompanying financial statements.

The Company has a consulting agreement (the “Technology Transfer Agreement”) with an individual to assist in the “seamless” changeover of the development work presently ongoing with the University to the Company’s private research facility. The agreement was for a one-year term through December 31, 2007. The consultant was to be paid an annual fee of $40,800 plus approved, out-of-pocket expenses. For the year ended December 31, 2007, the Company incurred expense of $48,166, pursuant to the terms of the Technology Transfer Agreement. These expenses were recorded in general and administrative expense. As of December 31, 2007, the Company owed the consultant $12,900 under the Technology Transfer Agreement, which is included in accounts payable in the accompanying balance sheet.

Sponsored Research Agreement

Concurrent with the execution of the License Agreement, the Company also agreed to provide the University with up to $599,350 over a twelve-month period ending December 31, 2007, for research of the technology covered by the License Agreement (the “Sponsored Research Agreement”). The Sponsored Research Agreement can be extended upon written agreement from the Company. The Company incurred $290,600 for the year ended December 31, 2007, which is included in research and development expense in the accompanying statement of operations.

Unrestricted Sponsorship of Lab Research

Concurrent with the execution of the License Agreement, the Company also agreed to provide sponsorship to a researcher (see the Consulting Agreement above) at the University’s unrestricted research labs beginning in 2007. The sponsorship is for a period of four years commencing with the signing of the limited license agreement with the University.

Future minimum payments under the Unrestricted Sponsorship are as follows:

2008	$75,000
2009	100,000
Thereafter	125,000

$300,000

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE 9 - COMMITMENTS AND CONTINGENCIES, continued

For the year ended December 31, 2007, the Company recorded $98,833 of sponsored research expense related to the Unrestricted Sponsorship Agreement, which is included in research and development expense in the accompanying statement of operations.

* * * * * *

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Real Paper Displays, Inc.

Dated: April 14, 2008	/s/ Malcolm D. Lennie
By: Malcolm D. Lennie
Its: Chief Executive Officer, Secretary, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 14, 2008	/s/ Malcolm D. Lennie
By: Malcolm D. Lennie
Its: Chief Executive Officer, Secretary, and Director

Dated: April 14, 2008	/s/ Dan Hanson
By: Dan Hanson
Its: Chief Financial Officer and Director

Dated: April 14, 2008	/s/ C. Robert Kline
By: C. Robert Kline, Ph.D.
Its: Director

Dated: April 14, 2008	/s/ Bert E. Trentham
By: Bert E. Trentham
Its: Director