Form 10-Q
period 2008-03-31
Real Paper Displays Inc
filed 2008-05-20
CIK 1380837

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of May 13, 2008, there were 61,369,215 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1 Financial Statements

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
MARCH 31, 2008
(Unaudited)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash	$—	$—
Total current assets	—	—

Intangible assets	67,016	67,016

Total assets	$67,016	$67,016

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$766,646	$514,555
Due to related party	952,150	710,703
Note payable and accrued interest to related party	181,598	155,980
Total current liabilities	1,900,394	1,381,238

Commitments and contingencies

Stockholders’ deficit:
Series A convertible preferred stock, $0.001 par value, 10 shares authorized, issued and outstanding, respectively, liquidation preference of $1,000,000	—	—
Series B convertible preferred stock, $0.001 par value, 20 shares authorized issued and outstanding, respectively, liquidation preference of $2,000,000	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 61,333,500 and 61,221,000 shares issued and outstanding, respectively	61,333	61,221
Additional paid-in capital	1,344,336	1,322,354
Deficit accumulated during the development stage	(3,239,047)	(2,697,797)

Total stockholders’ deficit	(1,833,378)	(1,314,222)

Total liabilities and stockholders’ deficit	$67,016	$67,016

The accompanying notes are an integral part of these condensed financial statements

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	From May 11, 2006 (Inception) Through March 31, 2008

Revenues:	$—	$—	$—

Operating expenses:
Management fees	232,500	232,500	1,727,500
Research and development	205,314	156,651	594,976
General and administrative	99,230	115,021	906,884

Total operating expenses	537,044	504,172	3,229,360

Loss from operations	(537,044)	(504,172)	(3,229,360)

Interest expense	4,206	136	9,687

Loss before income taxes	(541,250)	(504,308)	(3,239,047)

Income taxes	—	—	—

Net loss	$(541,250)	$(504,308)	$(3,239,047)

Net loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic and diluted	61,242,016	55,467,967

The accompanying notes are an integral part of these condensed financial statements

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE FROM PERIOD MAY 11, 2006 (INCEPTION) THROUGH MARCH 31, 2008
(Unaudited)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit
Balance, May 11, 2006 (inception)	—	$—	—	$—	—	$—	$—	$—	$—

Common stock issued for incorporation expenses	—	—	—	—	50,000,000	50,000	(48,050)	—	1,950

Common stock issued for services to be rendered	—	—	—	—	1,336,000	1,336	165,664	—	167,000

Common stock issued to pay operating expenses	—	—	—	—	2,400,000	2,400	297,600	—	300,000

Common stock issued for stock issuance costs	—	—	—	—	320,000	320	(320)	—	—

Stock issuance costs	—	—	—	—	—	—	(5,000)	—	(5,000)

Proceeds from sale of common stock	—	—	—	—	732,000	732	90,768	—	91,500

Net loss	—	—	—	—	—	—		(636,511)	(636,511)
Balance, December 31, 2006	—	—	—	—	54,788,000	54,788	500,662	(636,511)	(81,061)

The accompanying notes are an integral part of these condensed financial statements

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
 CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE FROM PERIOD MAY 11, 2006 (INCEPTION) THROUGH MARCH 31, 2008
(Unaudited)
(CONTINUED)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit
Preferred stock issued to the University as part of the License Agreement (see Note 1)	10	—	—	—	—	—	—	—	—

Preferred stock issued to SUTI as part of the License Agreement (see Note 1)	—	—	20	—	—	—	—	—	—

Common stock issued for to pay operating expenses	—	—	—	—	3,600,000	3,600	483,900	—	487,500

Common stock issued to directors for services	—	—	—	—	732,000	732	90,768	—	91,500

Sale of common stock for cash	—	—	—	—	2,101,000	2,101	260,524	—	262,625

Stock issuance costs	—	—	—	—	—	—	(13,500)	—	(13,500)

Net loss	—	—	—	—	—	—	—	(2,061,286)	(2,061,286)
Balance, December 31, 2007	10	—	20	—	61,221,000	61,221	1,322,354	(2,697,797)	(1,314,222)

Sale of common stock for cash, net of Canadian exchange loss (unaudited)	—	—	—	—	112,500	112	21,982	—	22,094

Net Loss (unaudited)	—	—	—	—	—	—	—	(541,250)	(541,250)

Balance March 31, 2008 (unaudited)	10	$—	20	$—	61,333,500	$61,333	$1,344,336	$(3,239,047)	$(1,833,378)

The accompanying notes are an integral part of these condensed financial statements

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	From May 11, 2006 (Inception) Through March 31, 2008
Cash flows from operating activities:
Net loss	$(541,250)	$(504,308)	$(3,239,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued to pay operating expenses	—	—	1,047,950
Accrued interest on notes payable to related party	4,205	136	9,229
Changes in operating assets and liabilities:
Increase in due from escrow agent	—	(12,387)	—
Decrease in prepaid expenses	—	25,000	—
Increase in accounts payable	252,091	132,477	766,646
Increase in due to related party	241,447	219,675	952,150

Net cash used in operating activities	(43,507)	(139,407)	(463,072)

Cash flows from investing activities:
Purchase of intangible assets	—	—	(67,016)

Cash flows from financing activities:
Net proceeds from sale of common stock	22,094	235,125	357,719
Proceeds from note payable to related party	21,413	15,000	177,369
Payments on note payable to related party	—	—	(5,000)

Net cash provided by financing activities	43,507	250,125	530,088

Net increase in cash	—	110,718	—

Cash, beginning of period	—	12,102	—

Cash, end of period	$—	$122,820	$—

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008
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

On February 12, 2007, the Company executed a license agreement (the “License Agreement”) with the Board of Regents of the University of Texas at Austin (the “University”) with an effective date of September 1, 2006 (see Notes 3 and 6). The technology underlying the License Agreement is anticipated to rapidly commercialize cellulose electronic paper, a patented technology created at the University. The License Agreement is for the exclusive, unrestricted worldwide commercialization of this technology. Under the terms of the License Agreement, the Company will pay license fees, annual maintenance fees, royalties and sponsored research funding to the University. In connection with the License Agreement, Real Paper issued 10 shares of Series A convertible preferred stock to the University and 20 shares of Series B convertible preferred stock to SUTI Holdings, LP (“SUTI”). Each share of Series A and Series B preferred stock is convertible into an equivalent number of shares of common stock such that the percentage of ownership by the University and by SUTI will be equal to one percent of the common stock authorized and outstanding on a fully diluted basis at the time of conversion. The License Agreement continues until the licensed patents expire or are terminated.

Basis of Presentation

The unaudited interim condensed financial statements present the condensed financial statements of the Company.

The interim condensed financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the condensed financial position as of March 31, 2008 and the condensed results of operations and condensed cash flows for the three months ended March 31, 2008 have been included in the condensed financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instruction to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Therefore, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed financial statements should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2007.

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION, continued

Going Concern

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which completes the realization of assets and settlement of liabilities in the normal course of business. The Company has not generated any revenue since its inception on May 11, 2006 and has incurred a loss of $541,250 for the three months ended March 31, 2008 and $504,308 for the three months ended March 31, 2007. The Company also has a working capital deficit of $1,833,378 as of March 31, 2008. The Company cannot provide assurance that it can achieve or sustain profitability on a quarterly or annual basis in the future. The Company anticipates it will continue to incur losses until it is able to establish significant levels of revenue while controlling its expenses. The Company’s success is dependent upon the successful development and marketing of its products, as to which there is no assurance. Any future success that the Company might experience will depend upon many factors, including factors out of its control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations. In addition, the Company will require additional funds to sustain and expand its sales and marketing activities, particularly if a well-financed competitor emerges.

From September 2006 through March 31, 2008, the Company raised $357,719, net of issuance costs and the Canadian exchange loss, in private offerings of its common stock. Despite the Company’s success in the offerings, there is no assurance that the Company will be able to continue to obtain debt or equity financing on terms acceptable to the Company, if at all. The inability to obtain sufficient funds from operations or external sources would require the Company to curtail or cease operations. Any additional equity financing may involve substantial dilution to then existing stockholders. Effective January 8, 2008, the Company also has the ability to borrow up to $400,000 from SUTI to meet its short-term cash requirements in 2008 (see Note 4).

Management plans to continue to provide for its capital requirements by issuing additional equity and debt securities.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION, continued

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of March 31, 2008 and December 31, 2007, the Company does not believe there has been any impairment of its long-lived assets.

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable, amounts due to related parties and notes payable to a related party. Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments at the balance sheet date. Since the amounts due to related parties and notes payable to related parties originated from transactions with related parties, the Company is unable to determine the fair values of these amounts. Other than amounts due to related parties and notes payable to related parties, the Company considers the carrying value of its financial instruments to approximate their fair value due to the short maturity of these instruments.

Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” and Staff Accounting Bulletin (“SAB”) No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents. Such amounts include shares potentially issuable upon conversion of the convertible preferred stock. However, potential common shares are excluded if their effect is anti-dilutive. For the three months ended March 31, 2008 and 2007, basic and diluted loss per share were the same. Had such shares been included in diluted earnings per share, they would have resulted in weighted-average common shares of 79,642,066 for the three months ended March 31, 2008 and 58,718,472 for the three months ended March 31, 2007.

Stock-Based Compensation

All issuances of the Company’s stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance to EITF 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should be recorded as a prepaid expense. At March 31, 2008 and at December 31, 2007, no such transactions were recorded.

Recent Accounting Pronouncements

In September 2006, the FASB adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. Specifically, this standard establishes that fair value is a market-based measurement, not an entity specific measurement. As such, the value measurement should be determined based on assumptions the market participants would use in pricing an asset or liability, including, but not limited to assumptions about risk, restrictions on the sale or use of an asset and the risk of non-performance for a liability. The expanded disclosures include disclosure of the inputs used to measure fair value and the effect of certain measurements on earnings for the period. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and the FASB has issued a one year deferral of fair value measurement requirements for non-financial assets and liabilities. The Company has not yet determined the effect adoption of SFAS No. 157 will have on its financial position or results of operations.

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

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – INTANGIBLE ASSETS

Pursuant to the License Agreement (see Note 1), the Company paid a non-refundable license fee of $25,000 in 2007 and through March 31, 2008, the Company reimbursed the University for legal fees totaling $42,016 incurred to obtain the patent, which the Company has recorded as an intangible asset at March 31, 2008 and at December 31, 2007. The Company is also obligated to pay an annual maintenance fee of $10,000 and will be required to pay a royalty of three percent of gross revenue and fifty percent of revenues from sublicenses. The Company has expensed $2,500 for the three months ended March 31, 2008 and 2007, respectively, related to the annual maintenance fees. Additionally, the Company has expensed $25,000 for the three months ended March 31, 2008 related to the minimum royalty fee that become effective in 2008. These expenses were included in general and administrative expense in the accompanying condensed financial statements.

Future minimum royalty payments and the annual patent maintenance fee under the License Agreement are as follows:

2008	$110,000
2009	110,000
2010	310,000
2011	510,000
2012	510,000
Thereafter	5,610,000

$7,160,000

As of March 31, 2008 and December 31, 2007, the amount due to the University under the License Agreement and the Sponsored Research Agreement (see Note 8) was $395,628 and $203,750, respectively, and is included in accounts payable in the accompanying condensed balance sheet.

NOTE 4 – NOTE PAYABLE TO RELATED PARTY

The Company entered into an unsecured revolving note payable to SUTI that was amended in January 2008 to allow the Company to borrow up to $400,000. The note is due 30 days after a written demand for payment has been made and bears simple interest at 10 percent per annum. The balance on the note as of March 31, 2008 and December 31, 2007 was $181,598 and $155,980, respectively. Interest in the amount of $4,205 and $136 was accrued on the note during the three months ended March 31, 2008 and 2007, respectively. No principal or interest payments were made during the three months ended March 31, 2008 and 2007.

NOTE 5 – STOCK COMPENSATION PLAN

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

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – STOCK COMPENSATION PLAN (continued)

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

The maximum number of shares of the Company’s stock that may be issued under the Plan is 4,000,000. As of December 31, 2007, the Company has issued 1,832,000 shares as stock grants to directors, consultants and a related party for services rendered in 2007. No options have been granted during the three months ended March 31, 2008.

NOTE 6 – STOCKHOLDERS’ DEFICIT

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

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – STOCKHOLDERS’ DEFICIT, continued

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

The following summarizes the common stock activity for the three months ended March 31, 2008:

Sale of shares at $.20 per share	112,500
Total shares issued	112,500

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 –RELATED PARTY TRANSACTIONS

On June 20, 2006, the Company entered into a Venture Acceleration Agreement, (the “Venture Agreement”) with SUTI. Pursuant to the Venture Agreement, SUTI will provide certain services and personnel to the Company for an initial term of three years. In return, the Company will pay a management fee and a performance fee.

The management fee calls for a one-time payment of $100,000 and an annual fee in the amount of $930,000, payable in monthly instalments of $77,500. Of the monthly payment, $37,500 is payable in cash and $40,000 is payable in shares of the Company’s common stock at the initial rate of
$0.125 per share (320,000 shares per month). The number of shares to be issued will be adjusted to the previous day’s closing price now that the Company’s shares are publicly traded. For the three months ended March 31, 2008 and for the year ended December 31, 2007, the Company issued 0 shares and 3,316,000 shares valued at $0 and $452,000, respectively.

For the first three years of the Venture Agreement, the performance fee is six percent of gross revenue. Thereafter, the performance fee will be fifteen percent of quarterly operating profit before the performance fee. Additionally, if the Company has an operating profit in the fourth quarter of the third year of the agreement, SUTI will be entitled to receive fifteen percent of the Company’s gross revenue during the two years following the initial term of the Venture Agreement. No performance fees are due for the three months ended March 31, 2008 and for the year ended December 31, 2007.

During the three months ended March 31, 2008 and 2007, the Company incurred $232,500 for each respective period. As of March 31, 2008 and December 31, 2007, total management fees due to SUTI were $952,150 and $710,703, respectively. These amounts are shown in due to related party in the accompanying condensed balance sheets.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

On or about October 10, 2007, one of the Company’s former consultants filed a complaint against the Company alleging breach of contract and other common counts. The former consultant is seeking to recover $40,566 from the Company. The Company has accrued this amount in the accompanying condensed balance sheet at March 31, 2008 and December 31, 2007. The Company is in settlement discussions with the former consultant.

Indemnities and Guarantees

During the normal course of business, the Company made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees, consultants and agents against liabilities arising out of the performance of services to the Company. The Company has agreed to indemnify the University from any causes of action resulting from the exercise or practice of the License Agreement. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. To date, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed balance sheets.

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

Consulting Agreements

The Company has a consulting agreement (the “Consulting Agreement”) with an individual to provide services to develop the technology licensed from the University. The Consulting Agreement was effective September 1, 2006 and expires on October 31, 2011. The consultant will be paid an annual fee of $72,000 during the term. The Consulting Agreement is cancelable at the option of either party upon thirty days written notice. For the three months ended March 31, 2008 and 2007, the Company incurred $18,000, respectively, pursuant to the terms of the Consulting Agreement. These monies have been recorded in general and administrative expense in the accompanying condensed statements of operations. As of March 31, 2008 and at December 31, 2007, the Company owed the consultant under the Consulting Agreement and the unrestricted sponsorship agreement (see discussion below) $235,759 and $194,833, respectively, which is recorded in accounts payable in the accompanying condensed balance sheets.

The Company had a consulting agreement (the “PR Agreement”) with an individual to provide public relations and marketing services for the Company for a one-year term through September 2007. The PR Agreement requires a monthly retainer of $10,000, against which actual time charges will be applied, plus approved, out-of-pocket expenses. The retainer for the first six months was paid in shares of common stock. Beginning in March 2007, the monthly retainer was payable in cash. Additionally, the consultant was to be paid a commission of fifteen percent on all media placement. During 2007, the Company terminated the PR agreement. For the three months ended March 31, 2007, the Company recorded $30,000 under the PR Agreement. These monies have been recorded in general and administrative expense in the accompanying condensed statements of operations.

At March 31, 2008 and at December 31, 2007, the consultant is owed $45,000 which is included in accounts payable in the accompanying condensed balance sheets.

The Company has a consulting agreement (the “Technology Transfer Agreement”) with an individual to assist in the “seamless” changeover of the development work presently ongoing with the University to the Company’s private research facility. The agreement was for a one-year term through December 31, 2007. The agreement has been extended on a month-to-month basis. The consultant was to be paid an annual fee of $40,800 plus approved, out-of-pocket expenses. For the three months ended March 31, 2008 and 2007, the Company incurred expenses of $10,512 and $18,139, respectively, pursuant to the terms of the Technology Transfer Agreement. These expenses were recorded in general and administrative expense in the accompanying condensed statements of operations. As of March 31, 2008 and as of December 31, 2007, the Company owed the consultant $17,717 and $12,900, respectively, under the Technology Transfer Agreement, which is included in accounts payable in the accompanying condensed balance sheets.

REAL PAPER DISPLAYS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

Sponsored Research Agreement

Concurrent with the execution of the License Agreement, the Company also agreed to provide the University with up to $599,350 over a twelve-month period ending December 31, 2007, for research of the technology covered by the License Agreement (the “Sponsored Research Agreement”). The Sponsored Research Agreement has been verbally extended by the Company. For the three months ended March 31, 2008 and 2007, the Company incurred $164,398 and $95,067, respectively, which is included in research and development expense in the accompanying condensed statements of operations.

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

$300,000

For the three months ended March 31, 2008 and 2007, the Company recorded $22,917 and $61,333, respectively, of sponsored research expense related to the Unrestricted Sponsorship Agreement, which is included in research and development expense in the accompanying condensed statements of operations.

NOTE 9– SUBSEQUENT EVENTS

The company had the following stock issuance in April 2008:

(1) The company issued 35,715 shares of its common stock to pay operating expenses totalling $5,000.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its unaudited financial statements and related notes elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

Our financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the relization of assets and the settlement of liabilities in the normal course of business. We have sustained operating losses since our inception (May 11, 2006). Through March 31, 2008, we have an accumulated deficit of $3,239,047. In light of these and other circumstances, substantial doubt exists about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Results of Operations for the Three Months ended March 31, 2008 Compared to the Three Months ended March 31, 2007

Introduction

We have not generated any revenue from May 11, 2006 (inception) through March 31, 2008. Consequently, we continue to fund operations through the issuance and sale of stock and borrowings under our unsecured revolving note payable to SUTI Holdings, LP. We anticipate that we will continue to fund our operations from borrowings on our unsecured revolving note payable until such time as we can begin to generate substantial revenue from the sale of our products. Presently, we do not have an estimate of when such revenues will begin.

Revenues, Loss from Operations and Net Loss

Our revenue, management fees, research and development expenses, general and administrative expenses, and net loss from operations and net loss for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007 and for the period from May 11, 2006 (Inception) through March 31, 2008 are as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Period from Inception (May 11, 2006) Through March 31, 2008
Revenue	$-	$-	$-
Costs and expenses: Management fees	232,500	232,500	1,727,500
Research and development	205,314	156,651	594,976
General and administrative	99,230	115,021	906,884
Loss from operations	(537,044)	(504,172)	(3,229,360)

Interest expense	4,206	136	9,687

Net Loss	$(541,250)	$(504,308)	$(3,239,047)

Management fees earned by Select University Technologies, Inc. (“SUTI”) pursuant to the Venture Acceleration Agreement were $232,500 for the three months ended March 31, 2008 and 2007, respectively and $1,727,500 for the period from Inception (May 11, 2006) through March 31, 2008. SUTI provides us with certain services and personnel pursuant to this agreement.

Research and development expense was $205,314 and $156,651 for the three months ended March 31, 2008 and 2007, respectively and $594,976 for the period from inception (May 11, 2006) through March 31, 2008. Research and development consists of two components, each pursuant to a separate agreement. For the three months ended March 31, 2008 $164,398 related to sponsored research and $40,916 related to unsponsored research. Sponsored research consists of research and development related to the cellulose paper technology currently being developed by the Company in conjunction with the University. The second component consists of unrestricted research in which the University has sole discretion as to the subject of the research.

General and administrative expenses were $99,230 and $115,021 for the three months ended March 31, 2008 and 2007, respectively and $906,884 for the period from inception (May 11, 2006) through March 31, 2008. The largest individual component of general and administrative expense was professional fees. For the three months ended March 31, 2008 and 2007, professional fees were $38,249 and $111,440, respectively. Professional fees were incurred for services by our legal counsel, registered public accounting firm and consultants.

Interest expense relates to borrowings under our unsecured revolving note payable to SUTI Holdings, LP.

Our net loss for the three months ended March 31, 2008 and 2007, was $541,250 and $504,308, respectively and $3,239,047 for the period from Inception (May 11, 2006) through March 31, 2008.

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2008 and 2007, and for the period from May 11, 2006 (Inception) through March 31, 2008, we did not generate positive cash flow from operations. As a result, we funded our operations through the issuance and sale of our common stock and and borrowings under our unsecured revolving note payable to SUTI Holdings, LP.

Our cash, due from escrow agent, prepaid expenses, total current assets, and total assets as of March 31, 2008 compared to the end of last year were as follows:

	As of March 31,	As of December 31,
	2008	2007

Cash	$--	$--
Due from escrow agent	--	--
Prepaid expenses	--	--
Total current assets	--	--
Total assets	$67,016	$67,016

Cash Requirements

During the three months ended March 31, 2008 and the three months ended March 31, 2007, net cash used in operations was $43,507 and $139,407, respectively. Net cash used in operations for the period from Inception (May 11, 2006) through March 31, 2008 was $463,072.

Sources and Uses of Cash

Operating Activities

Negative operating cash flows during the three months ended March 31, 2008 were primarily created by a net loss from operations of $541,250 that was offset by an increase in accounts payable of $252,091 and an increase in the amount due to related party of $241,447. Negative operating cash flows for the three months ended March 31, 2007 were primarily created by a net loss from operations of $504,308, an increase in due from escrow agent of $12,387, offset by decrease in prepaid expenses of $25,000, an increase in accounts payable of $132,477 and an increase in the amount due to related party of $219,675. Our net cash used in operating activities was $463,072 for the period from Inception (May 11, 2006) through March 31, 2008.

Investing Activities

Our net cash used in investing activities was $0 for the three months ended March 31, 2008 and 2007, respectively, and $67,016 for the period from Inception (May 11, 2006) through March 31, 2008.

Financing Activities

For the three months ended March 31, 2008, our net cash provided from financing activities was $43,507. This is a result of net proceeds from the sale of common stock of $22,094 and proceeds from a note payable to related party of $21,413. For the three months ended March 31, 2007, our net cash provided from financing activities was $250,125. This is a result of net proceeds from the sale of common stock of $235,125 and proceeds from a note payable to related party of $15,000. Our net cash provided by financing activities for the period from Inception (May 11, 2006) through March 31, 2008 was $530,088.

We are not generating sufficient cash flow from operations to fund growth. We cannot predict when we will begin to generate revenue from the sale of our products, and until that time, we will need to raise additional capital through the sale of our common stock or issuance of debt. If we are unsuccessful in raising the required capital, we may have to curtail operations.

Critical Accounting Policies.

The SEC has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition and in consultation with our Board of Directors, we have identified the following accounting policies that we believe are critical to an understanding of our financial statements. These are important accounting policies that require management’s most difficult, subjective judgments, and include: (a) valuation of stock-based compensation arrangements; (b) valuation of deferred tax assets and (c) realizability of long-lived assets. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its consolidated financial statements.

Valuation of Stock-Based Compensation Arrangements

The first critical accounting policy relates to valuation of stock-based compensation arrangements. All issuances of the Company’s stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and have been valued at the amount billed by the consultant for services provided.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instrument issued is determined at the earlier of (a) the date at which a commitment for performance by the consultant or vendor is reached or (b) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF Issue No. 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes.

Valuation of Income Taxes

The second critical accounting policy relates to valuation of income taxes. We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

Realizability of Long-Lived Assets

The third critical accounting policy relates to realizability of long-lived assets. We account for long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of March 31, 2008, we do not believe there have been any impairment of our long-lived assets. There can be no assurances, however, that demand for our products and services will continue, which could result in an impairment of long-lived assets in the future.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of March 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

ITEM 4T Controls and Procedures

At the end of the period covered by this report, we carried out the above evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, based on the above factors, our disclosure controls and procedures were not effective (1) to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control over financial reporting is a process designed under the supervision of our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company's internal control over financial reporting as of December 31, 2007, and it is included in our Annual Report on Form 10-KSB filed with the Commission on April 15, 2008. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control−−Integrated Framework. In accordance with Section 404 of the Sarbanes−Oxley Act of 2002, management makes the following assertions:

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

There were no changes to our internal control over financial reporting identified in connection with the evaluation set forth in our last Annual Report during our fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report. In accordance with current SEC guidelines, our external auditors are required to provide their initial attestation in our Annual Report on Form 10-K for the fiscal year ending December 31, 2008.  In February 2008, the SEC published a proposed amendment to these guidelines.  If the amendment is approved as proposed, it would require our external auditors to provide their initial attestation in our Annual Report on Form 10-K for the fiscal year ending December 31, 2009.

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

There are no updates to the disclosure provided in our Annual Report on Form 10-KSB.

ITEM 1A Risk Factors

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds
On March 14, 2008, we issued 112,500 shares of our common stock, restricted in accordance with Rule 144, to three investors for total consideration of $22,500. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and the investors were sophisticated investors.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Submission of Matters to a Vote of Security Holders

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

(a)           Exhibits

3.1 (1)	Articles of Incorporation of Real Paper Displays, Inc., filed on May 11, 2006

3.2 (1)	Bylaws of Real Paper Displays, Inc.

4.1 (1)	Certificate of Designation of Series A Convertible Preferred Stock of Real Paper Displays, Inc., filed on September 6, 2006

4.2 (1)	Certificate of Designation of Series B Convertible Preferred Stock of Real Paper Displays, Inc., filed on September 6, 2006

10.1 (1)	Venture Acceleration Agreement, as amended by that certain Addendum to Venture Acceleration Agreement dated January 31, 2007

10.2 (1)	Patent License Agreement dated February 12, 2007

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our registration statement on Form SB-2, filed with the Commission on May 14, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Real Paper Displays, Inc.

Dated: May 19, 2008	/s/ Malcolm D. Lennie
By: Malcolm D. Lennie
Its: Chief Executive Officer, Secretary, and Director